Form 10-K
period 2014-12-31
PetroShare Corp.
filed 2015-04-20
CIK 1568079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
____________________________

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 UNDER THE
SECURITIES EXCHANGE ACT OF 1934

Contains only the financial statements for the fiscal year ended December 31, 2014

Commission File Number 333-198881

PETROSHARE CORP.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-1454523 (I.R.S. Employer Identification No.)

7200 S. Alton Way, Suite B-220
Centennial, Colorado 80112
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number including area code:  (303) 500-1160

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to

Rule 405 of Regulation S-T (§203.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

As of April 17, 2015, there was no public trading market for the registrant's common stock.  There were 17,167,191 shares of the registrant's common stock, $0.001 par value per share, outstanding on April 17, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On February 4, 2015, the Securities and Exchange Commission (the "SEC") declared effective the Registration Statement on Form S-1 (Commission File No. 333-198881) (the "Form S-1 Registration Statement"), of PetroShare Corp. relating to, among others, the offer of up to 4,600,000 shares of common stock, which have been registered under the Securities Act of 1933, as amended.

Rule 15d-2 under the Securities Exchange Act of 1934, as amended ("Rule 15d-2"), provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the company's last full fiscal year preceding the year in which the registration statement becomes effective (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special financial report furnishing certified financial statements for the last full fiscal year or other period, as the case may be.  Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

The Form S-1 Registration Statement did not contain the certified financial statements of PetroShare Corp. for the period January 1 to December 31, 2014; therefore, as required by Rule 15d-2, PetroShare Corp. is hereby filing such certified financial statements with the SEC under cover of the facing page of an Annual Report on Form 10-K.

Readers of this report are encouraged to read the prospectus filed by PetroShare Corp. with the SEC, including all supplements, for important information about its business, financial condition, and results of operation, including certain risks related to making an investment in the Company.  The prospectus may be viewed at www.sec.gov, the website maintained by the SEC.

PETROSHARE CORP.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2014

GLOSSARY OF TERMS

Unless otherwise indicated in this report, natural gas volumes are stated at the legal pressure base of the state or geographic area in which the reserves are located at 60 degrees Fahrenheit. Crude oil and natural gas equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

The following are abbreviations and definitions of terms commonly used in the oil and natural gas industry and within this report:

"Bbl" – Barrel or 42 US gallons liquid volume.

"Condensate" – A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

"Development well" – A well drilled within the proved area of a crude oil or natural gas reservoir to the depth of stratigraphic horizon (rock layer or formation) noted to be productive for the purpose of extracting proved crude oil or natural gas reserves.

"Dry hole" – An exploratory or development well found to be incapable of producing either crude oil or natural gas in sufficient quantities to justify completion as a crude oil or natural gas well.

"Exploratory well" – A well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be producing crude oil or natural gas in another reservoir, or to extend a known reservoir.

"Field" – An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

"Gross acres" – The number of acres in which the Company owns a gross working interest.

"Gross well" – A well in which the Company owns a working interest.

"Mcf" – Thousand cubic feet of natural gas.

"Net acres" – The Company's percentage ownership of gross acreage. Net acres are deemed to exist when the sum of fractional ownership working interests in gross acres equals one (e.g., a 10% working interest in a lease covering 640 gross acres is equivalent to 64 net acres).

"Productive well" – An exploratory or a development well that is not a dry hole.

"Prospect" – A location where hydrocarbons such as crude oil and natural gas are believed to be present in quantities which are economically feasible to produce.

"Proved developed reserves" – Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional crude oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

"Proved reserves" – Proved crude oil and natural gas reserves are those quantities of crude oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

"Proved undeveloped reserves" – Proved crude oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for development. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proven effective by actual tests in the area and in the same reservoir.

"PV-10" – The estimated future cash flow, discounted at a rate of 10% per annum, with no price or cost escalation or de-escalation in accordance with guidelines promulgated by the US Securities and Exchange Commission ("SEC").

"Recompletion" – The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.

"Reservoir" – A porous and permeable underground formation containing a natural accumulation of producible crude oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs.

"Resources" – Quantities of crude oil and natural gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable. Resources include both discovered and undiscovered accumulations.

"Revenue interest" – The amount or percentage of revenue/proceeds derived from a producing well that the owner is entitled to receive.

"Standardized measure" – The present value of estimated future cash inflows from proved natural gas and crude oil reserves, less future development and production costs and future income tax expenses, using prices and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization and discounted using an annual discount rate of 10% to reflect timing of future cash flows.

"Undeveloped acreage" – Leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of crude oil and natural gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage includes net acres under the bit until a productive well is established in the spacing unit.

"Unproved property" – A property or part of a property with no proved reserves.

"Working interest" – The amount or percentage of costs that an owner is required to pay of drilling and production expenses. It also gives the owners, in the aggregate, the right to drill, produce and conduct operating activities on the property.

"Workover" – Operations on a producing well to restore or increase production.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
PetroShare Corp.

We have audited the accompanying balance sheets of PetroShare Corp. as of December 31, 2014 and 2013, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroShare Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated nominal revenues to date, incurred recurring losses from operations and has an accumulated deficit of $3,846,395 at December 31, 2014. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP
Denver, Colorado
April 17, 2015

PetroShare Corp.
Balance Sheets December 31,

	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$425,358	$2,689,011
Accounts receivable – Crude oil and natural gas	1,004	-
Accounts receivable – Joint interest billing	43,873	981,575
Deferred offering costs	109,965	-
Prepaid expenses and other assets	26,413	12,187
Total current assets	606,613	3,682,773

Crude Oil and Natural Gas Properties-using successful efforts method
Unproven crude oil and natural gas properties	-	250,474
Proven crude oil and natural gas properties	718,861	-
Wells in progress	23,352	439,873
Less: accumulated depletion and depreciation	(714,160)	-
Crude oil and natural gas properties, net	28,053	690,347

Property, plant and equipment, net	2,791	3,754
Other assets	3,851	3,850
Total Assets	$641,308	$4,380,724

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$86,826	$1,894,091
Accounts payable – working interest owners	26,458	-
Accounts payable – related parties	-	2,966
Drilling advances	221,834	663,560
Total current liabilities	335,118	2,560,617

Asset retirement obligation	31,715	-
Total Liabilities	366,833	2,560,617

Shareholders' Equity:
Preferred stock-$.01 par value: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock-$.001 par value: 100,000,000 shares authorized; 17,008,191 shares and 14,764,750 shares issued and outstanding, respectively	17,008	14,765
Additional paid in capital	4,103,862	3,009,075
Accumulated deficit	(3,846,395)	(1,203,733)
Total Shareholders' Equity	$274,475	$1,820,107

Total Liabilities and Shareholders' Equity	$641,308	$4,380,724

The accompanying notes are an integral part of these financial statements.

PetroShare Corp. Statements of Operations For the years ended December 31,
	2014	2013

Revenues
Crude oil and natural gas revenue	$7,394	$-

Costs and Expenses
Lease operating expense	20,595	253
General and administrative expense	676,698	473,668
Depreciation, depletion, amortization and accretion	715,958	631
Exploration costs	-	29,537
Loss on impairment of crude oil and natural gas properties	1,236,842	-
Total Costs and Expenses	2,650,093	504,089

Operating (Loss)	(2,642,699)	(504,089)

Other Income
Interest income	37	14

Net (Loss)	$(2,642,662)	$(504,075)

Net (Loss) per Common Share
Basic and Diluted	$(0.17)	$(0.04)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	15,985,228	13,888,332

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.
Statements of Changes in Shareholders' Equity
For the years ended December 31, 2014 and 2013

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2012	12,000,000	$12,000	$692,840	$(699,658)	$5,182
Issuance of Common Shares for cash at $0.50 per share	4,504,000	4,504	2,247,496	-	2,252,000
Issuance of Common Shares in association with Asset Purchase Agreement at $1.00 per share	67,000	67	66,933	-	67,000
Cancellation of certain Founders Shares in association with Separation Agreement	(1,806,250)	(1,806)	1,806	-	-
Net Loss	-	-	-	(504,075)	(504,075)
Balance, December 31, 2013	14,764,750	$14,765	$3,009,075	$(1,203,733)	$1,820,107

Issuance of Common Shares for cash at $0.50 per share, net of offering costs	2,220,003	2,220	1,094,810	-	1,097,030
Issuance of Common Shares in connection with Separation Agreement	23,438	23	(23)	-	-
Net Loss	-	-	-	(2,642,662)	(2,642,662)
Balance, December 31, 2014	17,008,191	$17,008	$4,103,862	$(3,846,395)	$274,475

The accompanying notes are an integral part of these financial statements.

PetroShare Corp. Statements of Cash Flows For the years ended December 31,
	2014	2013
Cash flows from operating activities
Net (loss) for the period	$(2,642,662)	$(504,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	715,123	631
Accretion of asset retirement obligation	835	-
Loss on impairment of crude oil and natural gas properties	1,236,842	-
Bad debt (recovery)	(424,951)	-
Changes in operating assets and liabilities
Accounts receivable – Joint interest billing	945,605	(981,575)
Deferred offering costs	(109,965)	-
Prepaid expenses and other assets	(14,227)	(16,037)
Accounts payable and accrued liabilities	(1,707,264)	1,876,094
Accounts payable – related parties	(2,966)	2,966
Accounts payable – working interest partners	26,458	-
Drilling advances, net	(441,726)	663,560
Net cash (used in) provided by operating activities	(2,418,898)	1,041,564

Cash flows from investing activities
Additions of furniture, fixtures and equipment	-	(4,385)
Development of crude oil and natural gas properties	(532,779)	(40,040)
Acquisitions of crude oil and natural gas properties	(202,306)	(565,310)
Buyout of working interest partner	(1,142,237)	-
Proceeds from working interest partners	935,537	-
Net cash (used in) investing activities	(941,785)	(609,735)

Cash flows from financing activities
Common stock issued for cash, net of offering costs	1,097,030	2,252,000
Net cash provided by financing activities	1,097,030	2,252,000

Net (decrease) increase in cash	(2,263,653)	2,683,829

Cash
Beginning of period	2,689,011	5,182
End of period	$425,358	$2,689,011

Non-cash investing and financing transactions
Exchange of information for lease interests	$-	$17,997
Issuance of common stock for asset purchase	$-	$67,000
Cancellation of shares	$-	$1,806

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

PetroShare Corp. ("PetroShare" or the "Company") is a corporation that was organized under the laws of the State of Colorado on September 4, 2012 to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain or mid-continent portion of the United States. Since its inception, PetroShare has focused on financing activities and the acquisition, exploration and development of a crude oil and natural gas prospect located in Moffat County, Colorado known as the Buck Peak Prospect, which the Company believes is prospective for crude oil and natural gas.  As of December 31, 2014, the Company has drilled and completed two wells. The Company has generated only nominal revenue from the sale of crude oil as of December 31, 2014.

From its inception through April 1, 2014, PetroShare's activities had been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification No. 915 "Development Stage Entities" ("ASC 915") which defined a development stage entity as one that had not commenced planned principal operations or one in which planned principal operations had commenced but had not generated significant revenue therefrom.  Beginning in the fiscal quarter ended June 30, 2014, the Company elected to apply Accounting Standards Update ("ASU") No. 2014-10 which, in addition to removing the definition of a development stage entity from ASC 915, allowed it to terminate the presentation of inception-to-date information.

NOTE 2 – GOING CONCERN

For the fiscal year ended December 31, 2014, the Company generated only nominal revenue from crude oil and natural gas sales and its net loss from operations was $2,642,662.  As of December 31, 2014, the Company's results of operations resulted in an accumulated deficit of $3,846,395. In addition, the Company recorded significant impairment charges in the amount of $1,236,842 during the year.  The Company is dependent on an improvement in operations and receipt of additional capital.  Working capital at December 31, 2014 and 2013 was $271,495 and $1,122,156 respectively.

The Company has not achieved profitable operations to date, and its cash requirements are subject to numerous contingencies and risks beyond its control, including operational and development risks, competition from well-funded competitors, and its ability to manage growth. The Company will need to raise equity or borrow capital to fund further participation in drilling activities. If additional financing is not available, the Company may be compelled to reduce the scope of its business activities or cease activities altogether. If the Company is unable to fund its operating cash flow needs and planned capital investments, it may be necessary to reduce general and administrative expenses and or sell a portion of the Company's interests in its crude oil and natural gas properties; however, these may have little value given production and current crude oil prices. These factors among others indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
Management believes that it can be successful in obtaining debt and/or equity financing which will enable the Company to continue in existence and continue as a going concern. However there can be no assurance that management will be successful in raising additional capital.

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("US GAAP"). Accounting policies conform to US GAAP. Significant policies are discussed below.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Common Share

(Loss) per share attributable to PetroShare shareholders is computed by dividing net (loss) by the weighted average number of common shares outstanding during the period. Diluted (loss) per share attributable to PetroShare shareholders is computed by dividing the net (loss) by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities.  During the fiscal years ended December 31, 2014 and 2013, the Company did not include 2,000,000 stock options outstanding and exercisable for purposes of calculating diluted net loss per share, as the effect of their inclusion would be anti-dilutive.

Cash and Cash Equivalents

PetroShare considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. PetroShare's bank accounts periodically exceed federally insured limits. PetroShare maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote.

Accounts Receivable – Crude oil and natural gas

Accounts receivable – Crude oil and natural gas consists of amounts receivable from crude oil sold from the Company's well interests. All of the Company's accounts receivable is due from one party.  Management continually monitors accounts receivable for collectability.

Accounts Receivable – Joint interest billing

Accounts receivable – Joint interest billing consists primarily of joint interest billings, which are recorded at the invoiced and to-be-invoiced amounts. Collateral is not required for such receivables, nor is interest charged on past due balances. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.  As of December 31, 2014, three partners totaled 100% of the Company's total joint interest billing receivable with no allowance for collectability indicated during the period.  As of December 31, 2013, four partners totaled 100% of the Company's total joint interest billing receivables with no allowance for collectability indicated during the year.

Deferred Offering Costs

The Company defers as other current assets the direct incremental costs of raising capital through equity offerings until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.  As of December 31, 2014, the Company's deferred offering costs totaled $109,965 with no comparable amount recorded as of December 31, 2013.

Crude Oil and Natural Gas Properties

Proved. PetroShare follows the successful efforts method of accounting for its crude oil and natural gas properties. Under this method of accounting, all property acquisition costs and development costs are capitalized when incurred and depleted on a units-of-production basis over the remaining life of proved reserves and proved developed reserves, respectively. Costs of drilling exploratory wells are initially capitalized but are charged to expense if the well is determined to be unsuccessful.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

PetroShare assesses its proved crude oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The impairment test compares estimated undiscounted future net cash flows to the assets' net book value. If the net capitalized costs exceed estimated future net cash flows, then the cost of the property is written down to fair value. Fair value for crude oil and natural gas properties is generally determined based on estimated discounted future net cash flows. Impairment expense for proved properties is reported in exploration and impairment expense.  During the year ended December 31, 2014, the Company recognized impairment expense of $1,236,842 with no comparable expense recognized during 2013.

Net carrying values of retired, sold or abandoned properties that constitute less than a complete unit of depreciable property are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization unless doing so significantly affects the unit-of-production amortization rate, in which case a gain or loss is recognized in the statement of operations. Gains or losses from the disposal of complete units of depreciable property are recognized in earnings (loss).

Unproved. Unproved properties consist of costs to acquire undeveloped leases as well as costs to acquire unproved reserves. Undeveloped lease costs and unproved reserve acquisitions are capitalized, and individually insignificant unproved properties are amortized on a composite basis, based on past success, past experience and average lease-term lives. PetroShare evaluates significant unproved properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage. When successful wells are drilled on undeveloped leaseholds, unproved property costs are reclassified to proved properties and depleted on a unit-of-production basis. Impairment expense for unproved properties is reported in exploration and impairment expense.

Exploratory. Geological and geophysical costs, including exploratory seismic studies, and the costs of carrying and retaining unproved acreage are expensed as incurred. Costs of seismic studies that are utilized in development drilling within an area of proved reserves are capitalized as development costs. Amounts of seismic costs capitalized are based on only those blocks of data used in determining development well locations. To the extent that a seismic project covers areas of both developmental and exploratory drilling, those seismic costs are proportionately allocated between development costs and exploration expense.

Costs of drilling exploratory wells are initially capitalized, pending determination of whether the well contains proved reserves. If an exploratory well does not contain proved reserves, the costs of drilling the well and other associated costs are charged to expense. Costs incurred for exploratory wells that contain reserves, which cannot yet be classified as proved, continue to be capitalized if (a) the well has found a sufficient quantity of reserves to justify completion as a producing well, and (b) PetroShare is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met, or if PetroShare obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well costs, net of any salvage value, are expensed.

Enhanced Recovery Activities. PetroShare may carry out tertiary recovery methods on certain of its crude oil and natural gas properties in order to recover additional hydrocarbons that are not recoverable from primary or secondary recovery methods. Acquisition costs of tertiary injectants, such as purchased CO2, for enhanced oil recovery ("EOR") activities that are used during a project's pilot phase, or prior to a project's technical and economic viability (i.e. prior to the recognition of proved tertiary recovery reserves) are expensed as incurred. After a project has been determined to be technically feasible and economically viable, all acquisition costs of tertiary injectants are capitalized as development costs and depleted, as they are incurred solely for obtaining access to reserves not otherwise recoverable and have future economic benefits over the life of the project. As CO2 is recovered together with crude oil and natural gas production, it is extracted and re-injected, and all the associated CO2 recycling costs are expensed as incurred. Likewise costs incurred to maintain reservoir pressure are also expensed.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

Property, Plant and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives of the related assets. Expenditures for renewals and betterments which increase the estimated useful life or capacity of the asset are capitalized; expenditures for repairs and maintenance are expensed when incurred.

Asset Impairment

Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter, or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such field. The estimated future undiscounted cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. The discounted cash flow method utilizes the most recent third party reserve estimation report and estimates future cash flows based on management's estimates of future crude oil and natural gas production, commodity prices based on commodity futures price strips, operating and development costs, and a risk-adjusted discount rate. The Company recognized impairment expense of $1,236,842 during the year ended December 31, 2014 while no such expense was recorded in 2013.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization of capitalized drilling and development costs of producing crude oil and natural gas properties, including related support equipment and facilities, are computed using the unit-of-production method on a field basis based on total estimated proved developed crude oil and natural gas reserves. Amortization of producing leaseholds is based on the unit-of-production method using total estimated proved reserves. In arriving at rates under the unit-of-production method, the quantities of recoverable crude oil and natural gas reserves are established based on estimates made by the Company and external independent reserve engineers. Upon sale or retirement of properties, the cost and related accumulated depreciation, depletion and amortization are eliminated from the accounts and the resulting gain or loss, if any, is recognized. Unit of production rates are revised whenever there is an indication of a need, but at least in conjunction annual reserve reports. Revisions are accounted for prospectively as changes in accounting estimates. Depletion expense for the year ended December 31, 2014 was $714,160 there was no such expense recorded in 2013.

Drilling Advances

The Company's drilling advances consist of cash provided to the Company from its joint interest partners for planned drilling activities. Advances are applied against the joint interest partner's share of expenses incurred. As of December 31, 2014 and 2013, drilling advances totaled $221,834 and $663,560, respectively.

Income Taxes

PetroShare recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered. PetroShare provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Asset Retirement Obligation

Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with ASC 410, "Accounting for Asset Retirement Obligations." The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of crude oil and natural gas properties is recorded generally upon the completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the crude oil and natural gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method.  The liability is periodically adjusted to reflect: (1) new liabilities incurred; (2) liabilities settled during the period; (3) accretion expense; and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion, accretion and amortization expense in the accompanying statements of operations.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

Share Based Compensation

PetroShare uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards in accordance with ASC 718, "Compensation." The option-pricing model requires the input of highly subjective assumptions, including the option's expected life, the price volatility of the underlying stock, and the estimated dividend yield of the underlying stock. PetroShare's expected term represents the period that stock-based awards are expected to be outstanding and is determined based on the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. As there was no historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options. As PetroShare's common stock is not currently publicly traded, the expected stock price volatility is based on the historical volatility of a group of publicly traded companies that share similar operating metrics and histories. PetroShare has never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 was effective for PetroShare's fiscal quarter ending June 30, 2014. ASU 2013-11 impacts balance sheet presentation only. The adoption of ASU No. 2013-11 did not have a material impact on the Company's financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, "Revenue Recognition," most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

In June 2014, the FASB issued ASU No. 2014-10 "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 addresses the cost and complexity associated with the incremental reporting requirements for development stage entities, such as startup companies, without compromising the availability of relevant information and eliminates an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The Company elected to apply ASU 2014-10 for its fiscal quarter ended June 30, 2014. ASU 2014-10 impacts financial statement presentation only and removes the requirement to present additional inception-to-date information.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company will evaluate the going concern considerations in this ASU; however, as of the current period, management believes that is current disclosures meet the requirement under this ASU.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 4 –ACQUISITIONS AND BUSINESS COMBINATIONS

Asset Purchases

In April 2013, PetroShare acquired working interests in undeveloped acreage located in Moffat County, Colorado known as the Buck Peak Prospect (the "Prospect") consisting of approximately 1,100 net acres. PetroShare acquired the Prospect from two entities: (1) Premier Energy LLC, an entity affiliated with Frederick J. Witsell, the Company's President and Director of Operations/Geosciences and (2) an unaffiliated entity.

●	On April 9, 2013, PetroShare acquired 463.29 net acres from the unaffiliated entity for cash consideration of $341,430.

●	On April 18, 2013, PetroShare acquired 623.65 net acres from Premier Energy, LLC for a total purchase price of $223,880 in cash and 67,000 shares of common stock valued at $1.00 per share. (See Notes 9 and 12).

Asset Exchange

In June and August 2013, PetroShare acquired 17.876 net acres in the Prospect from unaffiliated entities in exchange for certain daily prospective drilling and completion information on one of its two wells ("Asset Exchange," see also Notes 6 and 8).

Proposed Business Combination

On September 12, 2013, PetroShare entered into a letter of intent (the "Letter of Intent") with a third party (the "Counterparty") outlining the terms and conditions of a transaction between PetroShare and the Counterparty in which (1) the two companies would undertake a business combination in which the existing shareholders of PetroShare would obtain 70% of the Counterparty's common stock issued and outstanding after the transaction and the existing shareholders of the Counterparty would retain 30% of the common stock issued and outstanding after the transaction and (2) PetroShare would grant the Counterparty an option to participate with PetroShare in the drilling activities of one or both of the wells on the Prospect in an amount equal to 30% of 100% of the working interest. Completion of the business combination was subject to a number of contingencies, including negotiation and execution of a definitive agreement and approval of each company's shareholders.

On September 30, 2013, PetroShare and the Counterparty entered into a participation agreement whereby the Counterparty agreed to pay 30% of the total cost and expense of at least one and up to two wells for a 30% working interest thereafter having a net revenue interest of not less than 23.509% in the wells. In the event that the acquisition contemplated in the Letter of Intent was not completed, the Counterparty's interests in the wells would be reduced to 25% and the net revenue interest would be proportionately reduced. At the same time, the parties executed a Joint Operating Agreement related to the wells.

On March 10, 2014, the Company notified the Counterparty that it owed certain funds for its share of the drilling and/or completion costs of the two wells under the Joint Operating Agreement. The Company also indicated that it would suspend the Counterparty's rights under the Joint Operating Agreement for the two wells if it failed to pay its share of the costs by April 9, 2014, and that such failure may be considered to be the Counterparty's election not to participate in the completion of the wells. Shortly thereafter, on March 12, 2014, the Company notified the Counterparty in writing that it terminated the Letter of Intent and all negotiations for the proposed business combination. The Counterparty then notified PetroShare that it disputed the alleged default under the Joint Operating Agreement and raised other claims against the Company.

On May 5, 2014, the parties entered into a Settlement Agreement to settle their claims which required the Company to make a payment to the Counterparty of $1,142,237 by June 16, 2014 (the Company paid $100,000 of this amount on May 6, 2014). The Settlement Agreement also included mutual releases that became effective upon receipt of the final payment. The Settlement Agreement acknowledges that neither party admits any liability to the other.  The Company made the final payment of $1,042,237 on June 16, 2014, and, pursuant to the Settlement Agreement, the Counterparty waived any rights under the Participation Agreement and Joint Operating Agreement.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

Concurrently with this Settlement Agreement and after the performance of the Settlement Agreement, the Company and its three remaining working interest partners purchased interests in the two wells such that these three partners own 75% of the working interest in the two wells and the Company retains 25%.  As of December 31, 2014, the Company received $935,537 from these three partners for the purchase of these additional working interests as well as their additional pro-rata share of drilling and completion costs.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment balances were comprised of furniture, fixtures, and equipment and are shown below:

	December 31, 2014	December 31, 2013
Property, Plant and Equipment	$4,385	$4,385
Accumulated Depreciation	(1,594)	(631)
Total	$2,791	$3,754

Depreciation expense recorded for the year ended December 31, 2014 and 2013 amounted to $963 and $631 respectively.

NOTE 6 – CRUDE OIL AND NATURAL GAS PROPERTIES

Aggregate Capitalized Costs. The Company has recorded aggregate capitalized costs relating to its crude oil and natural gas activities as shown below:

	December 31, 2014	December 31, 2013

Proved	$1,955,703	$-
Wells in progress	23,352	439,873
Unproved	-	250,474
Less: Accumulated depletion, depreciation and impairment	(1,951,002)	-
Total	$28,053	$690,347

Costs Incurred in Crude Oil and Natural Gas Activities.  Costs incurred in connection with PetroShare's crude oil and natural gas acquisition, exploration and development activities for each of the periods are shown below:

	December 31, 2014	December 31, 2013
Exploration costs	$-	$29,537
Development costs	532,279	439,873
Acquisition of properties
Proved	202,306	-
Unproved	-	250,474
Total	$734,585	$719,884

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

In April 2013, PetroShare acquired working interests in undeveloped acreage located in Moffat County, Colorado known as the Buck Peak Prospect (the "Prospect") consisting of approximately 1,100 net acres.  PetroShare acquired the Prospect from two entities: (1) Premier Energy LLC, an entity affiliated with Frederick J. Witsell, the Company's President and Director of Operations/Geosciences and (2) an unaffiliated entity.

●	On April 9, 2013, PetroShare acquired 463.29 net acres from the unaffiliated entity for cash consideration of $341,430.

●	On April 18, 2013, PetroShare acquired 623.65 net acres from Premier Energy, LLC for a total purchase price of $223,880 in cash and 67,000 shares of common stock valued at $1.00 per share (Note 9).

In June and August 2013, PetroShare acquired 17.876 additional net acres in the Prospect from unaffiliated entities in exchange for certain daily prospective drilling and completion information on one of its two wells (Note 4).

Through December 31, 2014, PetroShare entered into certain participation agreements with third parties in which these parties agreed to participate in the drilling and development of certain of PetroShare's wells. These agreements are detailed below:

●	On August 1, 2013, PetroShare entered into a participation agreement whereby it granted a 10% working interest in certain of its wells in exchange for a prospect fee of $75,000 and the participant's agreement to pay its proportionate share of the costs of the wells.

●	On September 30, 2013, PetroShare entered into a participation agreement whereby it granted a 25% working interest in certain of its wells in exchange for a prospect fee of $187,500 and the participant's agreement to pay its proportionate share of the costs of the wells.

●	On September 30, 2013, PetroShare, in association with a proposed business combination, entered into a participation agreement whereby the Counterparty agreed to pay 30% of the total cost and expense of at least one and up to two wells for a 30% working interest thereafter having a net revenue interest of not less than 23.509% in the wells. In the event that the proposed acquisition was not completed, the Counterparty's interests in the wells would be reduced to 25% and the net revenue interest would be proportionately reduced. On March 10, 2014, the Company notified the Counterparty that it owed certain funds for its share of the drilling and/or completion costs of the two wells. On March 12, 2014, the Company notified the Counterparty in writing that it terminated the Letter of Intent and all negotiations for the proposed business combination. On May 5, 2014, the parties entered into a settlement agreement. (See full discussion in Note 3 "Proposed Business Combination").

●	On November 1, 2013, PetroShare entered into a participation agreement whereby it granted a 25% working interest in certain of its wells in exchange for a prospect fee of $187,500 and the participant's agreement to pay its proportionate share of the costs of the wells.

●	Concurrently with and after the performance of the Settlement Agreement (Note 4), three of the Company's working interest partners collectively acquired an additional 15% working interest in the wells. The Company received $935,537 from these three partners for the purchase of the additional working interests as well as their additional pro-rata share of drilling and completion costs.

During the year ended December 31, 2014 and 2013, the Company collected drilling advances from its working interest partners of $1,538,926 and $3,246,713 respectively.  As of the periods ended December 31, 2014 and December 31, 2013, the Company had unused portions of these advances totaling $221,834 and $663,560, respectively.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 7 – ASSET RETIREMENT OBLIGATION
For the purpose of determining the fair value of the asset retirement obligation incurred during the year ended December 31, 2014, the Company assumed an inflation rate of 2.5%, an estimated average asset life of 5.1 years, and a credit adjusted risk free interest rate of 8.0%.

The following reconciles the value of the asset retirement obligation for the periods presented:

	December 31, 2014	December 31, 2013

Asset retirement obligation, beginning of year	$-	$-
Liabilities settled	-	-
Liabilities incurred	30,880
Revisions in estimated liabilities	-	-
Accretion	835	-
Asset retirement obligation, end of year	$31,715	$-

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liability balances were comprised of trade accounts payable, drilling advances, deferred exploration expenses associated with the Asset Exchange, and accounts payable – related parties and are shown below:

	December 31, 2014	December 31, 2013
Trade payables	$86,826	$1,876,094
Drilling advances	221,834	663,560
Deferred exploration expenses (1)	-	17,997
Accounts payable – related parties	-	2,966
Crude oil and natural gas distributions payable	26,458	-
Total	$335,118	$2,560,617
__________
(1) See Note 4 for discussion of the Asset Exchange.

NOTE 9 - SHAREHOLDERS' EQUITY

Common Stock

As of December 31, 2014 and 2013, PetroShare had 100,000,000 shares of common stock authorized with a par value of $0.001 per share. As of December 31, 2014 and 2013, 17,008,191 and 14,764,750 shares were issued and outstanding, respectively. Holders of the common stock are entitled to one vote per share, and dividends may be paid on the common stock at the discretion of the Board of Directors.

Activity for the year ended December 31, 2014 included the following:

•
In May 2014, the Board of Directors authorized the sale of the Company's common stock in a private placement which closed in July 2014.  Pursuant to the private placement, the Company sold 2,220,003 shares of common stock at $0.50 per share for gross proceeds of $1,110,002 and recognized $12,972 in offering costs for net proceeds of $1,097,030.

•	In October 2014, the Board of Directors authorized the issuance of 23,438 shares of common stock in connection with the execution of a separation agreement with a former employee of the Company.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

Activity for the year ended December 31, 2013 included the following:

•
2,254,000 shares of common stock were issued at $0.50 per share in connection with a private placement. The cash proceeds received by PetroShare and related to the sale of the shares in this private placement amounted to $1,127,000. The private placement was completed in March 2013.

•	67,000 shares of common stock valued at $1.00 per share were issued as partial consideration for the Buck Peak Prospect acquisition (See Note 4).

•
2,250,000 shares of common stock were issued at $0.50 per share in connection with a second private placement. The cash proceeds received by the Company related to the sale of the shares in this private placement amounted to $1,125,000. The private placement was completed in December 2013.

•	1,806,250 shares of common stock were cancelled in connection with the resignation and separation agreements with two of the former members of the Board of Directors.

On various dates in March and April 2015 the Company sold a total of 159,000 shares of common stock at $1.00 per share for proceeds of $159,000. (Note 14).

Preferred Stock

As of December 31, 2014, PetroShare had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share. As of December 31, 2014 and 2013 there were no shares of preferred stock issued or outstanding.

NOTE 10 - STOCK BASED COMPENSATION

On November 30, 2012, the Board of Directors of PetroShare adopted an Equity Incentive Plan (the "Plan") reserving up to 5,000,000 shares of PetroShare's common stock to be issued in the form of Incentive Options, Non-Qualified Options, Restricted Stock Awards, Stock Bonuses, or other stock grants to certain employees and consultants of PetroShare.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

A summary of activity under the Plan for the years ended December 31, 2014 and 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term
Outstanding, December 31, 2012	3,000,000	$0.25	9.96
Granted	-	-	-
Exercised	-	-	-
Forfeited	1,000,000	$0.25	9.35
Outstanding, December 31, 2013	2,000,000	$0.25	8.96
Exercisable, December 31, 2013	2,000,000	$0.25	8.96

Outstanding, December 31, 2013	2,000,000	$0.25	8.96
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	$0.00	0.00
Outstanding, December 31, 2014	2,000,000	$0.25	7.96
Exercisable, December 31, 2014	2,000,000	$0.25	7.96

All options granted during the period ended December 31, 2012 vested 100% as of the date of grant. Options will expire ten years from the date of grant in December 2022 and are non-transferable.

The fair value of each share-based award was estimated on the date of the grant using the Black-Scholes pricing model that incorporates key assumptions including volatility of 158%, dividend yield of 0%, and a risk free interest rate of 0.70%. As PetroShare's common stock was not publicly traded at the time options were granted, the expected stock price volatility was based on the historical volatility of a group of publicly traded companies that the Company believed shared similar operating metrics and histories. The expected term of the awards represents the period of time that management anticipates awards to be outstanding. As there was no historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options. The risk-free rate for the periods within the contractual life of the options are based on the US Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the expected term of the options. PetroShare has never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero.

In connection with the issuance of the options to purchase its common stock, PetroShare recorded share-based compensation of $nil and $nil for the years ended December 31, 2014 and 2013 respectively.

NOTE 11 - INCOME TAXES
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

PetroShare has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. No uncertain tax positions have been identified as of December 31, 2014.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

PetroShare is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices is not readily determinable by management. At this date, this fact pattern does not allow PetroShare to project sufficient sources of future taxable income to offset tax loss carryforwards and net deferred tax assets. Under these circumstances, it is management's opinion that the realization of these tax attributes does not reach the "more likely than not criteria" under ASC 740, "Income Taxes." As a result, PetroShare's deferred tax assets as of December 31, 2014 and 2013 are subject to a full valuation allowance.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets - current:
Exploration costs	$-	$4,210
Deferred tax assets - noncurrent:
NOL carryover	1,165,903	349,382
Stock based compensation	175,546	175,546
Exploration costs	-	4,210
Asset retirement obligation	11,752	-
Total deferred tax assets	1,353,201	533,348

Deferred tax liabilities - current:
Prepaids	(4,185)	-
Intangible drilling costs	(10,395)	(163,614)
Total deferred tax liabilities	(14,580)	(163,614)
Valuation allowance	(1,338,621)	(369,784)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the US federal tax rate to pretax loss from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013

Tax at statutory federal rate	$(898,505)	$(168,258)
Permanent difference	801	-
State taxes, net of federal	(80,754)	(23,339)
Stock options cancelled	-	87,799
Change in valuation allowance	968,837	191,596
Other	9,621	-
Provision (benefit) for income taxes	$-	$-

At December 31, 2014, the Company had net operating loss carryforwards of approximately $3,146,344 that may be offset against future taxable income from the years 2015 through 2034.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company files income tax returns in the US federal jurisdiction and in the state of Colorado. The Company is currently subject to US federal, state and local income tax examinations by tax authorities since inception of the Company.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 12 - RELATED PARTY TRANSACTIONS

Pursuant to ASC 850, "Related Party Disclosure," management has evaluated related parties and all transactions associated with those and determined that no transactions exist which would require disclosure, except as disclosed below:

•
In April 2013, PetroShare acquired working interests in the Buck Peak Prospect from two entities: (1) Premier Energy LLC, an entity affiliated with Frederick J. Witsell, the Company's President and Director of Operations/Geosciences and (2) an unaffiliated entity. As consideration for the purchase from Premier Energy LLC, PetroShare paid cash totaling $223,880 and 67,000 shares of common stock valued at $1.00 per share. Pursuant to the Asset Purchase Agreement, the total Purchase Price was allocated among the four members of Premier Energy LLC, including Mr. Witsell, who received $50,480 in cash and no shares of common stock (See Note 4).

•
During the year ended December 31, 2013, the Company recognized $3,850 in rent expense associated with certain office facilities managed by Compass Capital, LLC, an entity controlled by the Company's board member Bill Conrad. As of December 31, 2013, the Company no longer utilizes these office facilities.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating leases and agreements

PetroShare leases its office facilities under a three-year non-cancelable operating lease agreement expiring in June 2016. The following is a schedule by year of future minimum rental payments required under the operating lease agreement. Lease expense totaled $23,563 and $15,325 for the years ended December 31, 2014 and December 31, 2013 respectively.

Year ending December 31,	Amount
2015	$24,254
2016	12,303
$36,557

Employment agreements

On March 1, 2013, PetroShare executed an employment agreement with Frederick J. Witsell, PetroShare's President and Director of Operations/Geosciences. The one-year agreement provides for an annual salary of $150,000 and can be terminated by PetroShare at any time with cause or with 30-days' notice without cause in which latter case all consideration due under the agreement is payable immediately upon termination. Pursuant to the terms of the agreement, Mr. Witsell's employment shall continue after the initial term on a year-to-year basis unless terminated pursuant to the terms of the contract.

On November 1, 2013, PetroShare executed an employment agreement with Stephen J. Foley, PetroShare's Chief Executive Officer. The one-year agreement provides for an annual salary of $150,000 and can be terminated by PetroShare at any time with cause or with 30-days' notice without cause in which latter case the Company would be obligated to pay severance payments equal to twelve months of base salary from the date of termination. Pursuant to the terms of the agreement, Mr. Foley's employment shall continue after the initial term on a year-to-year basis unless terminated pursuant to the terms of the contract.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 14 - SUBSEQUENT EVENTS

On September 22, 2014, the Company filed a registration statement on Form S-1, along with the Company's prospectus, registering for sale 4,600,000 shares of common stock (the "Offering"). The registration statement was declared effective on February 4, 2015. In accordance with the terms of the prospectus, the Offering was to expire on April 5, 2015, unless extended by the Board of Directors. On April 3, 2015, the Board of Directors unanimously approved the extension of the Offering period for an additional 60 days, until June 5, 2015, as provided for by the prospectus. The Company seeks to raise $4,600,000 under the Offering.

On various dates in March and April 2015, the Company sold a total of 159,000 shares of its common stock at $1.00 per share for proceeds of $159,000 under the terms of the Offering.

On February 27, 2015 PetroShare accepted an assignment of crude oil and natural gas leases ("Assignment") from an independent third party under which the Company was assigned interests in a crude oil and natural gas lease ("Lease") covering approximately 309 net acres located in Adams County, Colorado.  The Lease is for a primary term of five (5) years, beginning November 24, 2014.  Acceptance of the Assignment requires the Company to pay a landowner's bonus to the lessor equal to $634,865, a contractor fee of $63,486 and expenses of $26,901, for a total payment of $725,252 due on or before May 15, 2015.  The Assignment conveys to the Company an 80% net revenue interest in the acreage, after accounting for landowner and other royalties.

The Assignment was made pursuant to an Agreement for Services dated November 12, 2014. As stipulated in the Agreement, should the Company fail to make the required payments and should a mutual agreement to extend the payment timeline not be reached, the recourse for non-payment is the termination of the agreement and the return of leased acreage to the seller.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 15 – UNAUDITED CRUDE OIL AND NATURAL GAS RESERVES INFORMATION

As of December 31, 2014 and 2013, 100% of the estimated oil and gas reserves presented herein were derived from the report prepared by independent petroleum engineering firm Cawley, Gillespie & Associates, Inc., dated March 3, 2015.

Proved developed reserves are reserves expected to be recovered through existing wells with existing equipment and operating methods.  Proved undeveloped reserves are reserves expected to be recovered through wells yet to be completed.

Analysis of Changes in Proved Reserves.  Estimated quantities of proved developed reserves (all of which are located within the United States), as well as the changes in proved developed reserves during the periods indicated, are presented in the following tables:

Proved Reserves

December 31, 2014
	Crude Oil	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
Balance, beginning of year[1]	-	-
Revisions of previous estimates	-	-
Extensions and discoveries[2]	250	-
Sales of reserves in place	-	-
Improved recovery	-	-
Purchase of reserves	-	-
Production	91	-
Balance, end of year	159	-

Proved developed reserves:
Balance, beginning of year[3]	-	-
Balance, end of year	-	-

Proved undeveloped reserves:
Balance, beginning of year[3]	-	-
Balance, end of year	-	-
_______________
(1)	The Company had no reserves in place during the years ended December 31, 2013 or 2012 as described further below.
(2)	Extensions and discoveries – Reflect the drilling and ultimate completion of two wells in November and December 2014.
(3)	The Company had no proved developed or proved undeveloped reserves as of December 31, 2014 and December 31, 2013.

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved crude oil and natural gas reserves.  Estimated future cash inflows were computed by applying the 12-month average price of crude oil and natural gas on the first day of each month to the estimated future production of proved crude oil and natural gas reserves of $94.99 per barrel and $4.35 per MMBtu respectively as of December 31, 2014. The Company had no reserves in place as of December 31, 2013 or 2012. The future production costs represent the estimated future expenditures to be incurred in producing and developing the proved reserves, assuming continuation of existing economic conditions.  Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

Standardized Measure of Estimated Discounted Future Net Cash Flows

2014

Future cash inflows	$13,361
Future cash outflows:
Production cost	(7,782)
Development cost	-
Future income tax	-
Future net cash flows	5,579

Adjustment to discount future annual net cash flows at 10%	(878)

Standardized measure of discounted future net cash flows	$4,701

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the year ended December 31, 2014:

Changes in Standardized Measure of Estimated Discounted Future Net Cash Flows

2014

Standardized measure, beginning of year	$-
Sales of crude oil and natural gas, net of production cost	-
Net change in sales prices, net of production cost	-
Discoveries, extensions and improved recoveries, net of future development cost	4,701
Change in future development costs	-
Development costs incurred during the period that reduced future development cost	-
Sales of reserves in place	-
Revisions of quantity estimates	-
Accretion of discount	-
Net change in income tax	-
Purchase of reserves	-
Changes in timing of rates of production	-

Standardized measure, end of year	$4,701

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PetroShare Corp.

Date: April •, 2015	By: /s/ Stephen J. Foley
Stephen J. Foley, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ BILL M. CONRAD	Chairman of the Board of Directors	April •, 2015
Bill M. Conrad

/s/ STEPHEN J. FOLEY	Director and Chief Executive Officer (Principal	April •, 2015
Stephen J. Foley	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ FREDERICK J. WITSELL	Director and President	April •, 2015
Frederick J. Witsell

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Independent Petroleum Engineers.

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers relating to Proved Developed Producing Reserves, dated March 3, 2015.