Form 10-K/A
period 2014-12-31
PetroShare Corp.
filed 2015-04-22
CIK 1568079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K/A
Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE – AMENDMENT NO. 1

This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of inserting the date the report was signed by the Chief Executive Officer and PetroShare Corp.’s directors, which was inadvertently omitted from the initial filing. Except for this correction, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Special Report on Form 10-K, as amended, is being re-filed.

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

·
In May 2014, the Board of Directors authorized the sale of the Company's common stock in a private placement which closed in July 2014.  Pursuant to the private placement, the Company sold 2,220,003 shares of common stock at $0.50 per share for gross proceeds of $1,110,002 and recognized $12,972 in offering costs for net proceeds of $1,097,030.

·	In October 2014, the Board of Directors authorized the issuance of 23,438 shares of common stock in connection with the execution of a separation agreement with a former employee of the Company.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

Activity for the year ended December 31, 2013 included the following:

·
2,254,000 shares of common stock were issued at $0.50 per share in connection with a private placement. The cash proceeds received by PetroShare and related to the sale of the shares in this private placement amounted to $1,127,000. The private placement was completed in March 2013.

·	67,000 shares of common stock valued at $1.00 per share were issued as partial consideration for the Buck Peak Prospect acquisition (See Note 4).

·
2,250,000 shares of common stock were issued at $0.50 per share in connection with a second private placement. The cash proceeds received by the Company related to the sale of the shares in this private placement amounted to $1,125,000. The private placement was completed in December 2013.

·	1,806,250 shares of common stock were cancelled in connection with the resignation and separation agreements with two of the former members of the Board of Directors.

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

·
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

·
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

PetroShare Corp.

Date: April 17, 2015	By: /s/ Stephen J. Foley
Stephen J. Foley, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ BILL M. CONRAD	Chairman of the Board of Directors	April 17, 2015
Bill M. Conrad

/s/ STEPHEN J. FOLEY	Director and Chief Executive Officer (Principal	April 17, 2015
Stephen J. Foley	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ FREDERICK J. WITSELL	Director and President	April 17, 2015
Frederick J. Witsell

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Independent Petroleum Engineers.

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers relating to Proved Developed Producing Reserves, dated March 3, 2015.