Form 10-Q
period 2015-03-31
PetroShare Corp.
filed 2015-05-15
CIK 1568079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-198881

PETROSHARE CORP.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-1454523 (I.R.S. Employer Identification No.)

7200 S. Alton Way, Suite B-220
Centennial, Colorado 80112
(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number including area code:  (303) 500-1160

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§203.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the least practicable date: 17,208,191 shares outstanding as of May 14, 2015.

PETROSHARE CORP.
FORM 10-Q
FOR THE QUARTER ENDED
MARCH 31, 2015

Part I.  FINANCIAL INFORMATION

Part II.  OTHER INFORMATION

Please see Cautionary Language Regarding Forward-Looking Statements on page 20 of this report for important information contained herein.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PetroShare Corp.
Condensed Balance Sheets
	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$185,214	$425,358
Accounts receivable – Crude oil and natural gas	-	1,004
Accounts receivable – Joint interest billing	51,227	43,873
Deferred offering costs	-	109,965
Prepaid expenses and other assets	14,326	26,413
Total current assets	250,767	606,613

Crude Oil and Natural Gas Properties-using successful efforts method
Proven crude oil and natural gas properties	755,707	718,861
Wells in progress	-	23,352
Less: Accumulated depletion and depreciation	(723,662)	(714,160)
Crude oil and natural gas properties, net	32,045	28,053

Property, plant and equipment, net	2,551	2,791
Other assets	3,850	3,851
Total Assets	$289,213	$641,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$54,564	$86,826
Accounts payable – working interest owners	-	26,458
Drilling advances	120,230	221,834
Total current liabilities	174,794	335,118

Asset retirement obligation	32,481	31,715
Total Liabilities	$207,275	$366,833

Shareholders’ Equity:
Preferred stock-$.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding.	-	-
Common stock-$.001 par value: 100,000,000 and 100,000,000 shares authorized; 17,157,191 shares and 17,008,191 shares issued and outstanding, respectively	17,157	17,008
Additional paid in capital	4,122,267	4,103,862
Accumulated deficit	(4,057,486)	(3,846,395)
Total Shareholders’ Equity	$81,938	$274,475

Total Liabilities and Shareholders’ Equity	$289,213	$641,308

The accompanying notes are an integral part of these financial statements.

PetroShare Corp. Condensed Statements of Operations (unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Revenues
Crude oil and natural gas production revenue	$1,328	$-

Costs and Expenses
Lease operating expense	9,677	27
General and administrative expense	192,234	150,371
Depreciation, depletion, amortization and accretion	10,508	241
Bad debt expense	-	424,591
Total Costs and Expenses	212,419	575,230

Operating (Loss)	(211,091)	(575,230)

Other Income
Interest income	-	9

Net (Loss)	$(211,091)	$(575,221)

Net (Loss) per Common Share
Basic and Diluted	$(0.01)	$(0.04)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	17,048,769	14,764,750

The accompanying notes are an integral part of these financial statements.

PetroShare Corp. Condensed Statements of Cash Flows (unaudited)
	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Cash flows from operating activities
Net (loss)	$(211,091)	$(575,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	9,742	241
Accretion of asset retirement obligation	766	-
Bad debt expense	-	424,591
Changes in operating assets and liabilities
Accounts receivable – crude oil and natural gas	1,008	-
Accounts receivable – joint interest billing	(7,353)	417,308
Prepaid expenses and other assets	12,088	7,295
Accounts payable and accrued liabilities	(32,267)	(1,747,208)
Accounts payable – working interest owners	(26,458)	-
Accounts payable – related parties	-	(736)
Drilling advances	(101,604)	(663,560)
Net cash (used in) operating activities	(355,169)	(2,137,290)

Cash flows from investing activities
Development of crude oil and natural gas properties	(13,494)	(101,698)
Net cash (used in) investing activities	(13,494)	(101,698)

Cash flows from financing activities
Common stock issued for cash (net of offering costs)	128,519	-
Net cash provided by financing activities	128,519	-

Net (decrease) in cash	(240,144)	(2,238,988)

Cash
Beginning of period	425,358	2,689,011
End of period	$185,214	$450,023

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

PetroShare Corp. (“PetroShare” or the “Company”) is a corporation that was organized under the laws of the State of Colorado on September 4, 2012 to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain or mid-continent portion of the United States. Since inception, PetroShare has focused on financing activities and the acquisition, exploration and development of crude oil and natural gas prospects located in Colorado known as the Buck Peak prospect.  As of March 31, 2015, the Company has drilled and completed two wells. The Company has generated only nominal revenue from the sale of crude oil as of March 31, 2015.

From inception through April 1, 2014, PetroShare’s activities were accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) No. 915 “Development Stage Entities” (“ASC 915”), which defined a development stage entity as one that had not commenced planned principal operations or one in which planned principal operations had commenced but had not generated significant revenue therefrom.  Beginning in the fiscal quarter ended June 30, 2014, the Company elected to apply ASU No. 2014-10 which, in addition to removing the definition of a development stage entity from ASC 915, allowed it to terminate the presentation of inception-to-date information.

NOTE 2 – GOING CONCERN

The Company’s independent registered public accountant raised substantial doubt about the Company’s ability to continue as a going concern in its report on the Company’s financial statements for the year ended December 31, 2014. This doubt was based in part that PetroShare has suffered continued operating losses and generated only nominal revenue since inception and was dependent on raising capital from the sale of equity or other sources to continue in business. The Company had limited capital and was dependent upon achieving profitable operations and receipt of additional financing to continue operations. As of March 31, 2015, the Company had cash and cash equivalents of $185,214, working capital of $75,973, total shareholders’ equity of $81,938, and an accumulated deficit of $4,057,486.  For the year ended December 31, 2014 and for the three months ended March 31, 2015, PetroShare realized net losses of $2,642,662 and $211,091, respectively.

On May 13, 2015, the Company entered into a revolving line of credit facility agreement with a third-party industry partner, under which the Company is permitted to borrow an amount up to $5,000,000 as discussed elsewhere herein. While the Company believes that the line of credit will alleviate the doubt expressed by its independent registered public accountant, the Company still is dependent on improving operations to generate positive cash flow.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“US GAAP”) and applicable rules of the SEC regarding interim financial reporting. Accounting policies conform to US GAAP. Significant policies are discussed below. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The interim unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted and certain prior period amounts have been reclassified to conform to the current period presentation.  In the opinion of management, the interim unaudited financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year. You should read these interim financial statements in conjunction with the audited financial statements and notes thereto contained in the Company’s Special Report on Form 10-K for the fiscal year ended December 31, 2014. Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.

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

Loss Per Common Share

(Loss) per share attributable to PetroShare shareholders is computed by dividing net (loss) by the weighted average number of common shares outstanding during the period. Diluted (loss) per share attributable to PetroShare shareholders is computed by dividing the net (loss) by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities.  During the three months ended March 31, 2015 and 2014, the Company did not include 2,000,000 stock options outstanding and exercisable for purposes of calculating diluted net loss per share, as the effect of their inclusion would be anti-dilutive.

Cash and Cash Equivalents

PetroShare considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. PetroShare's bank accounts periodically exceed federally insured limits. PetroShare maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

Accounts Receivable – Crude oil and natural gas

Accounts receivable – Crude oil and natural gas consists of amounts receivable from crude oil sold from the Company's well interests. All of the Company's accounts receivable is due from one party.  Management continually monitors accounts receivable for collectability.

Accounts Receivable – Joint interest billing

Accounts receivable – Joint interest billing consists primarily of joint interest billings, which are recorded at the invoiced and to-be-invoiced amounts. Collateral is not required for such receivables, nor is interest charged on past due balances. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.  As of March 31, 2015, three partners totaled 100% of the Company's total joint interest billing receivable with no allowance for collectability indicated during the period.  As of December 31, 2014, three partners totaled 100% of the Company's total joint interest billing receivables with no allowance for collectability indicated during the year.

Crude Oil and Natural Gas Properties

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

Asset Impairment

Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter, or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such field. The estimated future undiscounted cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. The discounted cash flow method utilizes the most recent third party reserve estimation report and estimates future cash flows based on management's estimates of future crude oil and natural gas production, commodity prices based on commodity futures price strips, operating and development costs, and a risk-adjusted discount rate. The Company recognized no impairment expense during the three months ended March 31, 2015 and 2014.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization of capitalized drilling and development costs of producing crude oil and natural gas properties, including related support equipment and facilities, are computed using the unit-of-production method on a field basis based on total estimated proved developed crude oil and natural gas reserves. Amortization of producing leaseholds is based on the unit-of-production method using total estimated proved reserves. In arriving at rates under the unit-of-production method, the quantities of recoverable crude oil and natural gas reserves are established based on estimates made by the Company and external independent reserve engineers. Upon sale or retirement of properties, the cost and related accumulated depreciation, depletion and amortization are eliminated from the accounts and the resulting gain or loss, if any, is recognized. Unit of production rates are revised whenever there is an indication of a need, but at least in conjunction annual reserve reports. Revisions are accounted for prospectively as changes in accounting estimates. Depletion expense for the three months ended March 31, 2015 was $9,502; there was no such expense recorded in 2014.

Drilling Advances

The Company's drilling advances consist of cash provided to the Company from its joint interest partners for planned drilling activities. Advances are applied against the joint interest partner's share of expenses incurred. As of March 31, 2015 and December 31, 2014, drilling advances totaled $120,230 and $221,834, respectively.

Income Taxes

The Company records income taxes under the asset and liability method prescribed by FASB ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based on the level of historical losses and the level of uncertainty with respect to future taxable income over the period in which the deferred tax assets are deductible, a full valuation allowance has been provided.

Asset Retirement Obligation

Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with ASC 410, “Accounting for Asset Retirement Obligations.” The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of crude oil and natural gas properties is recorded generally upon the completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the crude oil and natural gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method.  The liability is periodically adjusted to reflect: (1) new liabilities incurred; (2) liabilities settled during the period; (3) accretion expense; and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion, accretion and amortization expense in the accompanying statements of operations.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.” The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted.  The Company does not anticipate any impact from the adoption of this standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company will evaluate the going concern considerations in this ASU; however, as of the current period, management believes that is current disclosures meet the requirement under this ASU.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment balances were comprised of furniture, fixtures, and equipment and are shown below:

	March 31, 2015	December 31, 2014
Property, Plant and Equipment	$4,385	$4,385
Accumulated Depreciation	(1,834)	(1,594)
Total	$2,551	$2,791

Depreciation expense recorded for the three months ended March 31, 2015 and 2014 amounted to $240 and $241 respectively.

NOTE 5 – CRUDE OIL AND NATURAL GAS PROPERTIES

Aggregate Capitalized Costs. The Company has recorded aggregate capitalized costs relating to its crude oil and natural gas activities as shown below:

	March 31, 2015	December 31, 2014
Proved	$755,707	$718,861
Wells in progress	-	23,352
Unproved	-	-
Less: Accumulated depletion and depreciation	(723,662)	(714,160)
Total	$32,045	$28,053

Costs Incurred in Crude Oil and Natural Gas Activities.  Costs incurred in connection with PetroShare’s crude oil and natural gas acquisition, exploration and development activities for each of the periods are shown below:
	Three Months Ended	Year Ended
	March 31, 2015	December 31, 2014
Exploration costs	$-	$-
Development costs	13,494	532,279
Acquisition of properties:
Proved	-	202,306
Unproved	-	-
Total	$13,494	$734,585

During the three months ended March 31, 2015 and 2014, the Company recorded depletion expense in the amount of $9,502 and $nil respectively.

During the three months ended March 31, 2015 and 2014, the Company collected drilling advances from its working interest partners of $nil.  As of March 31, 2015 and December 31, 2014, the Company had unused portions of these advances totaling $120,230 and $221,834, respectively.

On February 27, 2015 and as revised on May 6, 2015, PetroShare accepted an assignment of a crude oil and natural gas lease (“Assignment”) from an independent third party. Under the Assignment, the Company was assigned interests in a crude oil and natural gas lease (the “Kingdom Lease”) covering approximately 333 net acres located in Adams County, Colorado.  The Kingdom Lease is for a primary term of five (5) years, beginning November 24, 2014.  Acceptance of the Assignment required the Company to pay a landowner's bonus to the lessor equal to $683,142, a contractor fee of $68,314 and expenses of $34,174, for a total payment of $785,630, which we paid on May 15, 2015.  The Assignment conveyed to the Company an 80% net revenue interest in the acreage, after accounting for landowner and other royalties. The Assignment was made pursuant to an Agreement for Services (the “Agreement”) dated November 12, 2014.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

NOTE 6 – ASSET RETIREMENT OBLIGATION

For the purpose of determining the fair value of the asset retirement obligation incurred during the three months ended March 31, 2015, the Company assumed an inflation rate of 2.5%, an estimated average asset life of 5.1 years, and a credit adjusted risk free interest rate of 8.0%.

The following reconciles the value of the asset retirement obligation for the periods presented:

	March 31, 2015	December 31, 2014
Asset retirement obligation, beginning of period	$31,715	$-
Liabilities settled	-	-
Liabilities incurred	-	30,880
Revisions in estimated liabilities	-	-
Accretion	766	835
Total	$32,481	$31,715

NOTE 7 - SHAREHOLDERS’ EQUITY

Common Stock

As of March 31, 2015 and December 31, 2014, PetroShare had 100,000,000 shares of common stock authorized with a par value of $0.001 per share. As of March 31, 2015 and December 31, 2014, 17,157,191 and 17,008,191 shares were issued and outstanding, respectively. Holders of the common stock are entitled to one vote per share, and dividends may be paid on the common stock at the discretion of the Board of Directors.

On September 22, 2014, the Company filed a registration statement on Form S-1, along with the Company's prospectus, registering for sale 4,600,000 shares of common stock (the “Offering”). The registration statement was declared effective on February 4, 2015. In accordance with the terms of the prospectus, the Offering was to expire on April 5, 2015, unless extended by the Board of Directors. On April 3, 2015, the Board of Directors unanimously approved the extension of the Offering period for an additional 60 days, until June 5, 2015, as provided for by the prospectus. The Company seeks to raise $4,600,000 under the Offering.

Activity of the period from January 1, 2015 through March 31, 2015 included the following:

•	On various dates in March 2015, the Company sold 149,000 shares of its common stock at $1.00 per share for gross proceeds of $149,000 under the terms of the Offering.

Preferred Stock

As of March 31, 2015 and December 31, 2014, PetroShare had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share. As of March 31, 2015 and December 31, 2014, there was no preferred stock issued or outstanding.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

NOTE 8 - SUBSEQUENT EVENTS

In April 2015, the Company sold a total of 51,000 shares of its common stock at $1.00 per share for gross proceeds of $51,000 under the terms of the Offering.

On February 27, 2015, and as revised on May 6, 2015, PetroShare accepted an assignment of a crude oil and natural gas lease (“Assignment”) from an independent third party. Under the Assignment, the Company was assigned an interest in a crude oil and natural gas lease (the “Kingdom Lease”) covering approximately 333 net acres located in Adams County, Colorado.  The Kingdom Lease is for a primary term of five (5) years, beginning November 24, 2014.  Acceptance of the Assignment required the Company to pay a landowner's bonus to the lessor equal to $683,142, a contractor fee of $68,314 and expenses of $34,174, for a total payment of $785,630, which the Company paid on May 15, 2015.  The Assignment conveyed to the Company an 80% net revenue interest in the acreage, after accounting for landowner and other royalties.

On May 13, 2015, the Company entered into a revolving line of credit facility agreement with a third-party industry partner, under which the Company is permitted to borrow an amount up to $5,000,000. The material terms of the line of credit facility and other related agreements are discussed in greater detail in Part II, Item 5 and elsewhere in this report.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, “PetroShare Corp.,” the “Company,” “we,” “our,” and “us” refer to PetroShare Corp.

The following discussion updates and summarizes our plan of operation as of May 15, 2015 for the next twelve months. It also analyzes (i) our financial condition at March 31, 2015 and December 31, 2014, respectively, and (ii) our results of operations for the three months ended March 31, 2015 and 2014. The following discussion and analysis should be read in conjunction with accompanying financial statements and related notes included elsewhere in this report, the audited financial statements and related notes contained in our Special Report on Form 10-K for the year ended December 31, 2014.

As a crude oil and natural gas producer, our revenue, results of operation, cash flow from operations, reserve values, access to capital and future rate of growth are influenced by the prevailing prices of crude oil and natural gas. Changes in prices affect, both positively and negatively, our financial condition, liquidity, ability to obtain financing, operating results, and the amount of crude oil and natural gas that we choose to produce.  Prevailing prices for such commodities fluctuate in response to changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions.  Inherently, the price received for crude oil and natural gas production is unpredictable, and such volatility is expected.  Most of our production is sold at market prices and, therefore, the amount of revenue that we realize, as well as our estimates of future revenues, is to a large extent determined by factors beyond our control.

Our independent registered public accountant raised substantial doubt about our ability to continue as a going concern in its report on our financial statements for the year ended December 31, 2014. This doubt was based in part that we have suffered continued operating losses and generated only nominal revenue since inception and were dependent on raising capital from the sale of equity or other sources to continue in business. We had limited capital and were dependent upon achieving profitable operations and receipt of additional financing to continue operations. As of March 31, 2015, we had cash and cash equivalents of $185,214, working capital of $75,973, total shareholders’ equity of $81,938, and an accumulated deficit of $4,057,486.  For the year ended December 31, 2014 and for the three months ended March 31, 2015, we realized net losses of $2,642,662 and $211,091, respectively.

On May 13, 2015, we entered into a revolving line of credit facility agreement with a third-party industry partner, under which we are permitted to borrow an amount up to $5,000,000 as discussed in Part II, Item 5 and elsewhere herein. While we believe that the line of credit will alleviate the doubt expressed by our independent registered public accountant, we are still dependent on improving operations to generate positive cash flow.

Overview

We were organized on September 4, 2012 under the laws of the State of Colorado to investigate, acquire, and develop crude oil and natural gas properties in the Rocky Mountain and mid-continent region of the United States. In 2013, we completed the acquisition of oil and gas working interests in approximately 1,100 net undeveloped acres located in Moffat County, Colorado, which we refer to as the Buck Peak prospect. Together with our working interest partners, we completed the drilling and casing of two wells on Buck Peak during 2014. In the fourth quarter of 2014, we put the two wells into production. Currently, we own a 25% working interest in the two wells and three other entities collectively own the remaining 75%. In February 2015, as part of our plan of operation discussed below, we accepted an assignment of an oil and gas lease covering approximately 333 net acres in Adams County, Colorado, in an area known as the Wattenberg Field (“Kingdom Lease,” defined below). Closing of the Kingdom Lease acquisition occurred on May 15, 2015 using proceeds from the line of credit.

Plan of Operation

Our plan of operation for the next twelve months includes (i) completing fracture stimulation on the upper zones of the Buck Peak wells, (ii) analyzing the post-fracture stimulation production results to determine the economic feasibility of drilling additional wells on the Buck Peak prospect, (iii) developing a drilling program on the Kingdom Lease and other leases that might be acquired under our services agreement, and (iv) continuing our efforts to identify and acquire other economically viable leasing and drilling opportunities.

On November 26, 2014, we put our first well (Kowach #3-25) into production and on December 12, 2014, we put our second well (Voloshin #3-25) into production. To date, each well has produced an average of five to seven barrels (bbls) of oil per day. We intend to fracture stimulate the upper zones of each well later this year, which we hope will lead to an increase in production and improvement in operations. Our plan is to finance the fracture stimulation through the proceeds received from our ongoing public offering or from the line of credit.

Previously, we and our three working interest partners had planned to analyze geophysical, production and pressure data of the Kowach and Voloshin wells to determine if additional wells would be warranted on the Buck Peak prospect. Management has determined that further exploration in the Buck Peak prospect area is currently un-economic because of the downturn in oil prices over the past several quarters and the nominal production rate of the initial two wells. However, we will maintain the majority of our interests in the prospect area through the terms of the existing leases and will continue to monitor oil prices and the production rates of our wells to determine their impact on further potential exploratory and drilling activities in that area. We may also participate as a non-operator in the drilling of additional wells by virtue of our working interest position in the Buck Peak prospect area. Other operators known to be active in the area include Southwestern Energy, Peakview Oil Co., and Axia Resources.

In February 2015, and as revised on May 6, 2015, we accepted an assignment of an oil and gas lease (“Assignment”) from Kingdom Resources, LLC, a privately-held limited liability company organized under the laws of the state of Colorado (“Kingdom”), through which Kingdom assigned to us its interest in an oil and gas lease (“Kingdom Lease”) covering approximately 333 net acres in the Wattenberg Field of northeast Colorado. The Kingdom Lease covers a primary term of five years, beginning on November 24, 2014. The Assignment required us to pay to Kingdom $785,630 and conveyed to us an 80% net revenue interest in the acreage, after accounting for landowner and other royalties. Pursuant to the provisions of the Participation Agreement discussed in Part II, Item 5 of this report, we transferred 50% of our interest in the Kingdom Lease to Providence Energy Operators, LLC (“Providence”) in part consideration for extending us the line of credit. Closing of the Kingdom Lease was completed on May 15, 2015. We paid for the lease acquisition using proceeds from the line of credit agreement.

As part of our acquisition of the Kingdom Lease, we expect to participate as a working interest partner with Providence and owners of other interests in various drilling spacing units, as per our current plan we intend to retain up to a 50% working interest in any wells drilled in the Kingdom Lease area of mutual interest. We expect to pay for the future drilling program through proceeds received from our ongoing public offering, our line of credit, and/or the sale of additional working interests.

Under the terms of the participation agreements concerning the Buck Peak prospect as well as those affecting our interest in the Wattenberg Field, we are required to pay our proportionate share of the costs of the wells. Accordingly, the ultimate success of our business plan depends on our ability to generate sufficient revenue from the sale of produced crude oil and natural gas and to raise additional capital to cover our fixed and variable expenses. Moving forward, we believe the major components of our fixed expenses will include executive compensation, general office expenses, and legal and accounting fees, which we anticipate will be similar to our fixed expenses for the quarter ended March 31, 2015 (see further discussion in “Liquidity and Capital Resources”). We anticipate the variable expenses will primarily include acquiring acreage and costs of drilling activities. Cash flow from the initial drilling program is not currently sufficient to offset general and administrative expenses and fund additional drilling programs and acquisitions.

We have additional minor working interests in acreage offsetting the Buck Peak prospect (less than 10%) that are governed by a Joint Operating Agreement designating Southwestern Energy as successor to Quicksilver Resources, Inc. as the operator. If and when the operator decides to drill on the acreage in which we own these working interests, we would make a decision whether to incur the costs of participation.

Please see Part II, Item 5 of this report for a further discussion of the Participation Agreement, Line of Credit, and other related agreements with Providence.

Results of Operations

The following provides selected financial information and averages for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenue
Crude Oil	$1,328	$-
Natural Gas	-	-
Total revenue	1,328	-

Total production expense (1)	$9,677	$27

Gross (loss)	$(8,349)	$(27)

Depletion expense	$9,502	$-

Sales volume (2)
Oil (Bbls)	36.56	-
Gas (Mcfs)	-	-
BOE	36.56	-

Average sales price (3)
Oil (per Bbl)	$36.32	$-
Gas (per Mcf)	$-	$-
BOE	$36.32	$-

Average per BOE
Production expense	$264.69	$-
Gross (loss)	$(228.36)	$-
Depletion expense	$259.90	$-
______________________________
(1)	Overall production cost (oil and gas production costs, including production taxes).
(2)	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reporting by third party operators.
(3)	Averages calculated based upon non-rounded figures.

Overview:  In December 2013, we completed drilling and casing two wells on the Buck Peak prospect. Due to wildlife protection stipulations contained in our drilling permit, our completion efforts were suspended from January until April 2014. Thus, during the quarter ended March 31, 2014, our activities were limited to those such as fundraising, formulating our business plan and investigating oil and gas properties.

Net loss for the three months ended March 31, 2015 was $211,091 compared to net loss of $575,221 for the three months ended March 31, 2014.  The decrease in net loss of $364,130 resulted from a bad debt expense recorded in the prior period of $424,591 versus $nil recorded in the current period, slightly offset by an increase in general and administrative expenses of $41,863; an increase in lease operating expenses of $9,650; and an increase in depreciation, depletion, amortization and accretion expenses of $10,267.

Revenue:  Crude oil sales revenue increased $1,328 (100%) for the three months ended March 31, 2015 to $1,328 from $nil for the three months ended March 31, 2014. The increase in crude oil sales is attributable to placing our first two wells in production in the fourth quarter of 2014.

Production Expense:  Production expense is comprised of the following items:

	Three Months Ended March 31,
	2015	2014
Lease operating costs	$9,632	$27
Production taxes	(11)	-
Transportation and other costs	56	-
Total production expense	$9,677	$27

Total production expense increased $9,650 (4,816%) for the three months ended March 31, 2015, as compared to the expenses for the three months ended March 31, 2014. The increase in production expense between the periods is due to placing our first two wells in production in the 2014 period.

Routine lease operating expense (“LOE”), consisting of field personnel, fuel/power, chemicals, disposal, transportation and other costs, per BOE was $263.46 for the three months ended March 31, 2015, compared to $nil for the three months ended March 31, 2014. As a percent of crude oil and natural gas sales revenue, routine LOE was 725% for the three months ended March 31, 2015, compared to nil% for the three months ended March 31, 2014.

Production taxes for the three months ended March 31, 2015 amounted to ($11); there were no production taxes in the corresponding prior period.  Negative production taxes for the three months ended March 31, 2015 result from adjustments to a December 31, 2014 revenue accrual for the three months ended December 31, 2014.

Overall production costs (crude oil and natural gas production costs, including production taxes) per BOE was $264.69 for the three months ended March 31, 2015 compared to $nil for the three months ended March 31, 2014.

General and administration expenses: We incurred general and administrative expenses of $192,234 during the three months ended March 31, 2015 compared to $150,371 for the three months ended March 31, 2014, representing an increase of $41,863. This increase in the current period is attributable to increases in salary and wage expenses as well as legal expenses and accounting fees associated with becoming a public company required to file reports with the SEC beginning February 4, 2015 when our registration statement was declared effective.

Depreciation, depletion, amortization, and accretion expense:  Depletion and depreciation increased $10,266 (100%) for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  The increase in expense was a result of newly completed wells placed into the pool of depletable property costs.

Exploration costs: During the three months ended March 31, 2015 and March 31, 2014, we incurred no exploration costs.

Bad debt expense: During the three months ended March 31, 2015, we had no bad debt expense. During the three months ended March 31, 2014, we recorded bad debt expense of $424,591 related to certain amounts owed from one of our working interest partners. Pursuant to a settlement agreement finalized during the second quarter of 2014, the working interest partner owing these amounts surrendered their interest in the wells, and we, with the three remaining working interest partners, acquired the surrendered interest. As such, during the three months ended June 30, 2014, we recorded the recovery of the allowance for doubtful accounts.

Interest income: During the three months ended March 31, 2015, we recognized interest income of $nil compared to $9 in the three months ended March 31, 2014.

Liquidity and Capital Resources

Overview

To date, we have generated all of our capital resources through the sale of common stock, prospect fees received from working interest partners, and drilling advances from working interest partners. As of May 14, 2015, we have received $200,000 from proceeds of our ongoing public offering and on May 13, 2015 we executed a drawdown of $1,000,000 on our line of credit. To date, we have generated nominal cash from operations.

The line of credit provides us capital in an amount up to $5,000,000 to pay for our general and administrative expenses as well as development and additional drilling and leasing activities.  The amount we invest in these activities will depend on, among other factors, opportunities presented to us and the success of our ongoing public offering and other fundraising efforts. In the event we are successful in raising additional capital through our ongoing public offering and/or other equity fund raising efforts, we may elect to use some of those proceeds to pay down some or all of the borrowings under the line of credit. The most significant of our future capital requirements include (i) costs to fracture stimulate the Buck Peak wells; (ii) costs to acquire any additional acreage which we may identify in the areas surrounding the Kingdom Lease or other areas that we may identify; (iii) costs to drill additional wells; (iv) approximately $52,500 per month for salaries and other corporate overhead; and (v) legal and accounting fees associated with our status as a public company required to file reports with the SEC. We anticipate funding these projected capital requirements with proceeds from the sales of common stock via our ongoing public offering and/or the line of credit.

Asset Impairment

As reported in our Special Report on Form 10-K for the year ended December 31, 2014, we recorded an impairment charge to our proved crude oil and natural gas properties in the amount of $1,236,842. Our properties are reviewed for impairment on a field-by-field basis each quarter, or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such field. The estimated future undiscounted cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. A discounted cash flow method is used to determine the fair value of proved properties. The discounted cash flow method utilized the most recent third party reserve estimation report dated March 6, 2015 and estimates future cash flows based on management's estimates of future crude oil and natural gas production, commodity prices based on commodity futures price strips, operating and development costs, and a risk-adjusted discount rate.

Working Capital

As of March 31, 2015, we had working capital of $75,973, comprised of current assets of $250,767 and current liabilities of $174,794. Working capital decreased by $195,522 from $271,495 as of December 31, 2014 due to nominal revenues generated as well as increased general and administrative expenses, remaining costs associated with completing our first two wells, costs associated with the ongoing public offering, costs associated with our status as a public company required to file reports with the SEC and production related expenses.

Our working capital may decrease in the future as we draw down amounts on the line of credit and invest those proceeds in acquisition or development of capital assets or pay our general and administrative and other expenses.  However, the line of credit provides us with additional liquidity to operate our business.

Cash Flows

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2015 was $355,169 compared to $2,137,290 during the three months ended March 31, 2014, representing a decrease of $1,782,121. The decrease in net cash used in operating activities is attributable to the reduction of costs associated with drilling and completing our first two wells and certain prepaid drilling costs offset by cash generated from the collection of joint interest billing receivables.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2015 was $13,494 compared to $101,698 during the three months ended March 31, 2014, representing a decrease of $88,204. During both periods, these expenditures related to the development of our crude oil and natural gas properties.

Financing Activities

During the three months ended March 31, 2015, we sold 149,000 shares of our common stock at $1.00 per share for gross proceeds of $149,000, less offering costs of $20,481, with no financing activities in the prior period.

Capital Expenditures

As of March 31, 2015, we did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “will,” “would” and similar words or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements and information are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, and there can be no assurance that such statements and information will prove to be accurate. Therefore, actual results and future events could differ materially from those anticipated in such statements and information. We caution you not to put undue reliance on these statements, which speak only as of the date of this report.  Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions. Readers should not place undue reliance on forward-looking statements.

The important factors that could affect the accuracy of forward-looking statements and prevent us from achieving our stated goals and objectives include, but are not limited to:

•	Changes in the general economy affecting the disposable income of the public;
•	Changes in environmental law, including federal, state and local legislation;
•	Changes in drilling requirements imposed by state or local laws or regulations;
•	Terrorist activities within and outside the United States;
•	Technological changes in the crude oil and natural gas industry;
•	Acts and omissions of third parties over which we have no control;
•	Inflation and the costs of goods or services used in our operation;
•	Access and availability of materials, equipment, supplies, labor and supervision, power, and water;
•	Interpretation of drill hole results and the uncertainty of reserve estimates;
•	The availability of sufficient pipeline and other transportation facilities to carry our production and the impact of these facilities on price;
•	The level of demand for the production of crude oil and natural gas;
•	Changes in our business strategy;

•	Potential failure to achieve production from development drilling projects; and
•	Capital expenditures.

Those factors discussed above and elsewhere in this report are difficult to predict and expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law. The preceding outlines some of the risks and uncertainties that may affect our forward-looking statements.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer.  Based on this evaluation, our Chief Executive Officer concluded that, as of March 31, 2015 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II.   OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

We filed a registration statement on Form S-1 (File No. 333-198881) in connection with our initial public offering, which was declared effective by the SEC on February 4, 2015. We commenced our offering the same day. We registered for sale an aggregate of 14,026,003 shares of our common stock, par value $0.001, of which 4,600,000 shares are offered for sale by us and 9,426,003 shares are offered for sale by the selling shareholders referenced in the registration statement. Both the shares offered by us and our selling shareholders are being offered for $1.00 per share. The aggregate offering amount registered by us is $4,600,000 and by our selling shareholders is $9,426,003. As of May 14, 2015, we have sold 200,000 shares for an aggregate of $200,000 and our selling shareholders have sold no shares for an aggregate of $nil.

The offering is being conducted on a “best efforts” basis by our directors and officers. We have incurred no underwriting or finding fees, commissions, or discounts or other costs associated with the distribution of our common stock. No amount of the offering proceeds have been paid, directly or indirectly, to our directors or officers in connection with their offering or selling our shares of common stock.

We have received gross proceeds of $149,000 from our public offering between the effective date of our registration statement and March 31, 2015. The following table illustrates the use of proceeds as of March 31, 2015:

As of March 31, 2015
Working Capital	$79,000
General and Administrative	52,738
Legal and Accounting Services	17,262
Total use of proceeds from the IPO	$149,000

Item 5.  Other Information.

On May 13, 2015, we entered into a participation agreement (“Participation Agreement”) and a revolving line of credit facility agreement (“Line of Credit”) with Providence, a Delaware limited liability company, an unrelated third party, relating to a lease that we obtained in the Wattenberg Field in Adams County, Colorado pursuant to our services agreement with Kingdom Resources LLC (the “Kingdom Lease”). Please see our current report on Form 8-K, filed March 5, 2015, for further discussion of the Kingdom Lease and the services agreement. The Participation Agreement assigns Providence a 50 percent (50%) interest in the Kingdom Lease and permits Providence to acquire and participate in any oil and gas development on the Kingdom Lease and other potential leases which might be acquired within an area of mutual interest (“AMI”) at its pro rata interest. The Line of Credit gives us the right to borrow from Providence an amount not to exceed $5,000,000 for use in paying our general and administrative expenses as well as costs related to the acquisition and development of oil and gas properties.

Under the terms of the Participation Agreement, we assigned Providence a 50 percent (50%) interest in our right, title, and interest in the Kingdom Lease and any future leases in the AMI. The AMI consists of an area in Adams County, Colorado containing all of Township 1 South, Range 67 West, consisting of approximately 23,100 gross acres with an additional one mile border around the defined AMI area, plus any other mutually agreeable areas. Also, under the terms of the Participation Agreement, Providence is obligated to pay its pro rata share of any lease acquisition costs, including those for the Kingdom Lease, and any expenses necessary to maintain the lease, less a credit extended by us in the amount of $105,000. The Participation Agreement also contemplates that we would enter into a joint operating agreement with Providence and any proposed operator of the acreage to develop the Kingdom Lease and any additional acreage we acquire in the AMI. The Participation Agreement grants to Providence the right to participate in any well drilled on the Kingdom Lease on a pro rata basis.

Additionally, on May 13, 2015, we entered into a Line of Credit with Providence. The Line of Credit permits us to borrow up to $5,000,000 from Providence to pay for general and administrative expenses, legal and working capital costs, and expenses and other related costs for the acquisition and maintenance of the Kingdom Lease and any other leases that we may acquire within the AMI. Any outstanding amounts we borrow under the Line of Credit: (i) will bear interest at a rate of eight percent (8%) per annum, with interest accruing from the first day an amount is borrowed; (ii) will require accrued interest payments beginning the first month after receipt of production payments on our proposed Wattenberg Field wells; and (iii) will be required to be paid-in-full no later than June 1, 2017. In the event of default, interest would accrue at the greater of 12% or the maximum rate permitted under Colorado law, but in no event greater than 18%.

Under the terms of the Line of Credit, we are prohibited from (i) incurring additional indebtedness or making loans to any third party, other than trade debt incurred in the ordinary course of business and (ii) selling, leasing, or otherwise disposing any material assets in excess of $100,000 in any calendar year. The Line of Credit is evidenced by a promissory note (“Promissory Note”) and the Promissory Note is secured by a deed of trust (“Deed of Trust”) granted by us in our present and future interests in oil and gas leases located in the AMI, including the Kingdom Lease.

Following execution of the Line of Credit, we borrowed $1,000,000 to pay the Kingdom Lease acquisition expenses due on May 15, 2015. We also will use a portion of the loan proceeds to pay general and administrative costs.  Any additional amounts borrowed under the Line of Credit are anticipated to be used to fund certain general administrative costs, working capital costs and expenses, and other related items for the acquisition, development, and maintenance of oil and gas leases.

The following are considered an event of acceleration (“Event of Acceleration”) under the Promissory Note:

•	Our failure to pay any part of the principal or interest as and when due;
•	The commencement by or on behalf of us of any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, moratorium or similar law or statute;
•	Our becoming insolvent or not paying our debts as they become due;
•	The failure by us to perform any of the promises or other obligations as set forth in the Promissory Note, the Line of Credit or in the Participation Agreement, and the continuation of such failure for a period of thirty (30) days following written notice thereof by Providence;
•	The execution by us of a general assignment of any of the property secured by the Deed of Trust;
•	If we consent to or suffer the appointment of a receiver, trustee or custodian for all or any portion of our property or assets that is not vacated within thirty (30) days; or
•	The dissolution or termination of our existence.

Upon the occurrence of an Event of Acceleration, Providence has the right to declare the Promissory Note immediately due and payable. In the event of an Event of Acceleration, if we are unable to satisfy our debt due, the Deed of Trust permits Providence to foreclose on all of our current and future interests in the Kingdom Lease and AMI, including leases, other rights, titles and interests in mineral estates, and any oil and gas wells.

The foregoing description of the Line of Credit, Promissory Note, Deed of Trust, and Participation Agreement, including repayment terms and Event of Acceleration, does not purport to be complete and is qualified in its entirety by reference to Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, filed with this report.

Item 6.  Exhibits.

The following exhibits are filed or furnished with this report:

10.1	Revolving Line of Credit Facility Agreement between the Company and Providence Energy Operators, LLC, dated May 13, 2015.

10.2	Promissory Note, dated May 13, 2015.

10.3	Deed of Trust, dated May 13, 2015.

10.4	Participation Agreement, dated May 13, 2015.

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PetroShare Corp.

Date: May 15, 2015	By: /s/ Stephen J. Foley
Stephen J. Foley, Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Exhibt Index

The following exhibits are filed or furnished herewith:

10.1	Revolving Line of Credit Facility Agreement between the Company and Providence Energy Operators, LLC, dated May 13, 2015.

10.2	Promissory Note, dated May 13, 2015.

10.3	Deed of Trust, dated May 13, 2015.

10.4	Participation Agreement, dated May 13, 2015.

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.