Form 10-Q
period 2015-06-30
PetroShare Corp.
filed 2015-08-12
CIK 1568079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-198881

PETROSHARE CORP.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-1454523 (I.R.S. Employer Identification No.)

7200 S. Alton Way, Suite B-220
Centennial, Colorado 80112
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number including area code:  (303) 500-1160

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:  17,348,191 shares outstanding as of August 11, 2015.

PETROSHARE CORP.
FORM 10-Q
FOR THE QUARTER ENDED
JUNE 30, 2015

Part I.  FINANCIAL INFORMATION

Part II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	21

SIGNATURE		22

Please see Cautionary Language Regarding Forward-Looking Statements on page 19 of this report for important information contained herein.

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements.

PetroShare Corp.
Condensed Balance Sheets
	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$241,823	$425,358
Accounts receivable – Crude oil and natural gas	-	1,004
Accounts receivable – Joint interest billing	31,919	43,873
Deferred offering costs	-	109,965
Prepaid expenses and other assets	16,949	26,413
Total current assets	290,691	606,613

Crude Oil and Natural Gas Properties-using successful efforts method
Unproven crude oil and natural gas properties	785,630	-
Proven crude oil and natural gas properties	757,206	718,861
Wells in progress	-	23,352
Less: Accumulated depletion and depreciation	(724,058)	(714,160)
Crude oil and natural gas properties, net	818,778	28,053

Property, plant and equipment, net	2,310	2,791
Other assets	3,850	3,851
Total Assets	$1,115,629	$641,308

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$99,336	$86,826
Accounts payable – working interest owners	-	26,458
Drilling advances	116,137	221,834
Total current liabilities	215,473	335,118

Long-term debt	1,000,000	-
Asset retirement obligation	33,246	31,715
Total Liabilities	1,248,719	366,833

Shareholders' Equity (Deficit):
Preferred stock-$.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock-$.001 par value: 100,000,000 and 100,000,000 shares authorized; 17,348,191 shares and 17,008,191 shares issued and outstanding, respectively	17,348	17,008
Additional paid in capital	4,152,722	4,103,862
Accumulated deficit	(4,303,160)	(3,846,395)
Total Shareholders' Equity (Deficit)	(133,090)	274,475

Total Liabilities and Shareholders' Equity (Deficit)	$1,115,629	$641,308

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.
Condensed Statements of Operations (unaudited)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues
Crude oil and natural gas production revenue	$-	$-	$1,328	$-

Costs and Expenses
Lease operating expense	(2,741)	2,951	6,936	2,978
General and administrative expense	236,277	202,378	428,510	352,750
Depreciation, depletion, amortization and accretion	1,401	240	11,910	481
Bad debt expense (recovery)	-	(424,591)	-	-
Total Costs and Expenses	234,937	(219,022)	447,356	356,209

Operating (Loss) Income	(234,937)	219,022	(446,028)	(356,209)

Other Income (Expense)
Interest income	3	7	3	16
Interest expense	(10,740)	-	(10,740)	-
Net (Loss) Income	$(245,674)	$219,029	$(456,765)	$(356,193)

Net (Loss) Income per Common Share
Basic	$(0.01)	$0.01	$(0.03)	$(0.02)
Diluted	$(0.01)	$0.01	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Outstanding
Basic	17,237,433	15,212,277	17,143,622	14,989,750
Diluted	17,237,433	16,183,309	17,143,622	14,989,750

The accompanying notes are an integral part of these financial statements.

PetroShare Corp. Condensed Statements of Cash Flows (unaudited)
	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Cash flows from operating activities
Net (loss)	$(456,765)	$(356,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and depletion expense	10,379	481
Accretion of asset retirement obligation	1,531	-
Bad debt expense (recovery)	-	(424,591)
Changes in operating assets and liabilities
Accounts receivable – joint interest billing	11,954	1,178,680
Accounts receivable – crude oil and natural gas	1,004	-
Deferred offering costs	109,965	-
Prepaid expenses and other assets	9,465	(104,892)
Accounts payable and accrued liabilities	12,510	(955,045)
Accounts payable – working interest partners	(26,458)	-
Accounts payable – related parties	-	12,759
Drilling advances	(105,697)	(663,560)
Net cash (used in) operating activities	(432,112)	(1,312,361)

Cash flows from investing activities
Development of crude oil and natural gas properties	(14,993)	(183,736)
Acquisitions of crude oil and natural gas properties	(785,630)	(202,306)
Buyout of working interest partner	-	(1,142,237)
Proceeds from working interest partners for additional working interest	-	935,537
Net cash (used in) investing activities	(800,623)	(592,742)

Cash flows from financing activities
Long-term debt - advances on line of credit	1,000,000	-
Common stock issued for cash (net of offering costs)	49,200	785,000
Net cash provided by financing activities	1,049,200	785,000

Net (decrease) in cash	(183,535)	(1,120,103)

Cash
Beginning of period	425,358	2,689,011
End of period	$241,823	$1,568,908

Supplemental cash flow disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

PetroShare Corp. ("PetroShare" or the "Company") is a corporation that was organized under the laws of the State of Colorado on September 4, 2012 to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain or mid-continent portion of the United States. Since inception, PetroShare has focused on financing activities and the acquisition, exploration and development of crude oil and natural gas prospects located in Moffat County, Colorado, known as the Buck Peak prospect, and Adams County, Colorado, known as the Todd Creek Farms prospect. As of June 30, 2015, the Company drilled and completed two wells on the Buck Peak prospect.  More recently the Company entered into an exclusive leasing arrangement with Kingdom Resources, LLC ("Kingdom"), a local property developer and mineral owner for the purpose of acquiring oil and gas leases in the southern end of the Wattenberg Field in northeast Colorado. This area is currently undergoing horizontal well development that targets the Niobrara and Codell formations by other oil and gas producers. The leasing agreement also provides that Kingdom will assist with access to drill sites, water rights, and pipeline easements to facilitate the Company's development of the minerals in this area. Under the terms of the leasing agreement, the Company accepted an assignment of an oil and gas lease covering approximately 1,280 gross acres (333 net acres) in Adams County, Colorado in February 2015 ("Kingdom Lease"), which the Company intends to develop as part of its Todd Creek Farms prospect. The Company closed on the Kingdom Lease acquisition on May 15, 2015. As of June 30, 2015, the Company has generated only nominal revenue from the sale of crude oil.

From inception through April 1, 2014, PetroShare's activities were accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification No. 915 "Development Stage Entities" ("ASC 915"), which defined a development stage entity as one that had not commenced planned principal operations or one in which planned principal operations had commenced but had not generated significant revenue therefrom.  Beginning in the fiscal quarter ended June 30, 2014, the Company elected to apply ASU No. 2014-10 which, in addition to removing the definition of a development stage entity from ASC 915, allowed the Company to terminate the presentation of inception-to-date information.

NOTE 2 – GOING CONCERN

The Company's independent registered public accounting firm raised substantial doubt about its ability to continue as a going concern in its report on the Company's financial statements for the year ended December 31, 2014. This doubt was based in part on the facts that the Company has suffered continued operating losses and generated only nominal revenue since inception and was dependent on raising capital from the sale of equity or other sources to continue in business. The Company had limited capital and was dependent upon achieving profitable operations and/or receipt of additional financing to continue operations. As of June 30, 2015, the Company had cash and cash equivalents of $241,823, working capital of $75,218, total shareholders' deficit of $133,090, and an accumulated deficit of $4,303,160.  For the three and six months ended June 30, 2015, the Company realized net losses of $245,674 and $456,765, respectively.

On May 13, 2015, the Company entered into a revolving line of credit facility agreement with a third-party industry partner, under which the Company is permitted to borrow an amount up to $5,000,000 as discussed elsewhere. While the Company believes that the line of credit will alleviate the doubt about our ability to continue as a going concern expressed by its independent registered public accounting firm, the Company is still dependent on improving operations to generate positive cash flow.

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed financial statements of the Company presented in this report have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("US GAAP") and applicable rules of the US Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accounting policies conform to US GAAP. Certain significant policies are discussed below. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, the unaudited condensed financial statements contained herein reflect all material normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position, results of operations, and cash flows on a basis consistent with that of its audited consolidated financial statements for the year ended December 31, 2014.  However, the results of operations for the interim period ended June 30, 2015, may not be indicative of results of operations to be expected for the full fiscal year. The unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and related notes contained in its Special Report on Form 10-K for the year ended December 31, 2014.  Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015

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

Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon the exercise of options issued to the management and directors of PetroShare.

The amounts used in computing earnings (loss) per share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net income (loss)	$(245,674)	$219,029	$(456,765)	$(356,193)
Weighted Average number of shares used in basic earnings (loss) per share	17,237,433	15,212,277	17,143,622	14,989,750

Effects of dilutive securities:
Vested stock options (1)	-	971,032	-	-
Weighted average number of shares used in diluted earnings (loss) per share	17,237,433	16,183,309	17,143,122	14,989,750
Basic earnings (loss) per share	$(0.01)	$0.01	$(0.03)	$(0.02)
Diluted earnings (loss) per share	$(0.01)	$0.01	$(0.03)	$(0.02)
_______________________

(1) For the three and six months ended June 30, 2015 and for the six months ended June 30, 2014, shares underlying certain vested options outstanding have been excluded from the calculation of diluted loss per share, as the inclusion of these shares would have been anti-dilutive.

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

Accounts Receivable – Joint interest billing

Accounts receivable – Joint interest billing consists primarily of joint interest billings, which are recorded at the invoiced and to-be-invoiced amounts. Collateral is not required for such receivables, nor is interest charged on past due balances. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.  As of June 30, 2015, three partners totaled 100% of the Company's total joint interest billing receivable with no allowance for collectability indicated during the period.  As of December 31, 2014, three partners totaled 100% of the Company's total joint interest billing receivables with no allowance for collectability indicated during the year.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015

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

Net carrying values of retired, sold or abandoned properties that constitute less than a complete unit of depreciable property are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization unless doing so significantly affects the unit-of-production amortization rate, in which case a gain or loss is recognized in the statement of operations. Gains or losses from the disposal of complete units of depreciable property are recognized in income (loss).

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

Asset Impairment

Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter, or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such field. The estimated future undiscounted cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. The discounted cash flow method utilizes the most recent third party reserve estimation report and estimates future cash flows based on management's estimates of future crude oil and natural gas production, commodity prices based on commodity futures price strips, operating and development costs, and a risk-adjusted discount rate. The Company recognized no impairment expense during the three and six months ended June 30, 2015 and 2014.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization of capitalized drilling and development costs of producing crude oil and natural gas properties, including related support equipment and facilities, are computed using the unit-of-production method on a field basis based on total estimated proved developed crude oil and natural gas reserves. Amortization of producing leaseholds is based on the unit-of-production method using total estimated proved reserves. In arriving at rates under the unit-of-production method, the quantities of recoverable crude oil and natural gas reserves are established based on estimates made by the Company and external independent reserve engineers. Upon sale or retirement of properties, the cost and related accumulated depreciation, depletion and amortization are eliminated from the accounts and the resulting gain or loss, if any, is recognized. Unit of production rates are revised whenever there is an indication of a need, but at least in conjunction annual reserve reports. Revisions are accounted for prospectively as changes in accounting estimates. Depletion expense for the three and six months ended June 30, 2015 was $396 and $9,898 respectively; there was no such expense recorded in 2014.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015

 Drilling Advances

The Company's drilling advances consist of cash provided to the Company from its joint interest partners for planned drilling activities. Advances are applied against the joint interest partner's share of expenses incurred. As of June 30, 2015 and December 31, 2014, drilling advances totaled $116,137 and $221,834, respectively.

Income Taxes

The Company records income taxes under the asset and liability method prescribed by ASC 740, "Income Taxes." Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based on the level of historical losses and the level of uncertainty with respect to future taxable income over the period in which the deferred tax assets are deductible, a full valuation allowance has been provided.

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

In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period". The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted.  The Company does not anticipate any impact from the adoption of this standard on its financial statements.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment balances were comprised of furniture, fixtures, and equipment and are shown below:

	June 30, 2015	December 31, 2014
Property, Plant and Equipment	$4,385	$4,385
Accumulated Depreciation	(2,075)	(1,594)
Total Property, Plant and Equipment, net	$2,310	$2,791

Depreciation expense recorded for the three and six months ended June 30, 2015 amounted to $241 and $481, respectively. Depreciation expense for the three and six months ended June 30, 2014 amounted to $240 and $480, respectively.

NOTE 5 – CRUDE OIL AND NATURAL GAS PROPERTIES

Aggregate Capitalized Costs. The Company has recorded aggregate capitalized costs relating to its crude oil and natural gas activities as shown below:

	June 30, 2015	December 31, 2014
Proved	$757,206	$1,955,703
Wells in progress	-	23,352
Unproved	785,630	-
Less: Accumulated depletion, depreciation and impairment	(724,058)	(1,951,002)
Total	$818,778	$28,053

Costs Incurred in Crude Oil and Natural Gas Activities.  Costs incurred in connection with PetroShare's crude oil and natural gas acquisition, exploration and development activities for each of the periods are shown below:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Exploration costs	$-	$-
Development costs	14,993	532,279
Acquisition of properties:
Proved	-	202,306
Unproved	785,630	-
Total	$800,623	$734,585

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015

During the three and six months ended June 30, 2015, the Company recorded depletion expense of $396 and $9,898 respectively. The Company recorded no depletion expense during the comparable prior periods.

The Company collected drilling advances from its working interest partners of $nil during both the three and six months ended June 30, 2015.  As of the periods ended June 30, 2015 and December 31, 2014, the Company had unused portions of these advances totaling $116,137 and $221,834, respectively.

On May 15, 2015, the Company completed the acquisition of the Kingdom Lease, totaling approximately 1,280 gross acres (333 net acres) located in Adams County, Colorado. The Company's interest could be reduced to approximately 166 net acres by virtue of a participation agreement that the Company executed with its lender, Providence Energy Operators, LLC ("Providence"). PetroShare intends to develop the Kingdom Lease area as part of its Todd Creek Farms prospect.

PetroShare paid $785,630 and Kingdom conveyed to the Company an 80% net revenue interest in the acreage after accounting for landowner and other royalties. Pursuant to the provisions of a participation agreement, executed in connection with the Company's line of credit (See Note 7 – Line of Credit), PetroShare assigned the right to acquire up to 50% of its interest in the Todd Creek Farms prospect to Providence in part consideration for extending the Company the line of credit.

NOTE 6 – ASSET RETIREMENT OBLIGATION

For the purpose of determining the fair value of the asset retirement obligation incurred during the six months ended June 30, 2015, the Company assumed an inflation rate of 2.5%, an estimated average asset life of 5.1 years, and a credit adjusted risk free interest rate of 8.0%.

The following reconciles the value of the asset retirement obligation for the periods presented:

	June 30, 2015	December 31, 2014
Asset retirement obligation, beginning of year	$31,715	$-
Liabilities settled	-	-
Liabilities incurred	-	30,880
Revisions in estimated liabilities	-	-
Accretion	1,531	835
Total	$33,246	$31,715

NOTE 7 – LINE OF CREDIT

On May 13, 2015, the Company executed a Revolving Line of Credit Facility Agreement with Providence making available a revolving line of credit, which is evidenced by a promissory note, of up to $5,000,000.  The line of credit is secured by a deed of trust from PetroShare for the benefit of Providence, under which the Company pledged certain of its assets and oil and gas interests as collateral, including the Kingdom Lease. The line of credit is due and payable in its entirety, including all outstanding principal, interest, fees, expenses and other amounts on June 1, 2017.  Interest on the outstanding principal balance of the line of credit begins accruing on the dates of advancements of principal at an annual rate equal to 8.0% simple interest.  The Company is obligated to pay interest monthly after the Company receives its first production payment from a well associated with the participation agreement and/or in which the Company has or has had a working interest and in accordance with the terms of the promissory note.
As of June 30, 2015, the outstanding balance on the line of credit was $1,000,000 plus accrued interest of $10,740.

On July 17, 2015, the Company borrowed an additional $540,000 against the line of credit in anticipation of a transaction. The transaction was never consummated and the Company intends to repay this amount in the near term.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015

NOTE 8 - SHAREHOLDERS' EQUITY (DEFICIT)

Common Stock

As of June 30, 2015 and December 31, 2014, PetroShare had 100,000,000 shares of common stock authorized with a par value of $0.001 per share. As of June 30, 2015 and December 31, 2014, 17,348,191 and 17,008,191 shares were issued and outstanding, respectively.

On September 22, 2014, the Company filed a registration statement on Form S-1, along with the Company's prospectus, registering for sale 4,600,000 shares of common stock. The registration statement was declared effective on February 4, 2015. In accordance with the terms of the prospectus, the offering was to expire on April 5, 2015, unless extended by the Board of Directors. On April 3, 2015, the Board of Directors unanimously approved the extension of the offering period for an additional 60 days, through June 4, 2015. On June 4, 2015 the Board of Directors unanimously approved the extension of the offering period for an additional 30 days through July 6, 2015.

The Company recently engaged a broker-dealer to act as its underwriter for the offering. Pursuant to the engagement of the underwriter, on July 15, 2015, the Company filed a post-effective amendment to its registration statement on Form S-1. The registration statement, among other things, discloses the compensation the Company will pay the underwriter for underwriting the offering and updates the Company's prospectus with certain information related to the Company's financial condition and business operations. As of August 12, 2015, the registration statement was being reviewed by the SEC. The Company seeks to raise $4,600,000 under the offering.

Activity for the period from January 1, 2015 through June 30, 2015 included the following:

●	On various dates from March through June 2015, the Company sold 340,000 shares of common stock at $1.00 per share for gross proceeds of $340,000 under the terms of the offering.

Preferred Stock

As of June 30, 2015, PetroShare had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share. As of June 30, 2015, there was no preferred stock issued or outstanding.

NOTE 9 - INCOME TAXES

The effective income tax rates for the six months ended June 30, 2015 and 2014 were nil%. Total income tax expense for the six months ended June 30, 2015 and 2014, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to changes in the valuation allowance recorded against deferred tax assets.

NOTE 10 - SUBSEQUENT EVENTS

In July 2015, the Company granted options to purchase an aggregate of 125,000 shares of its common stock to a consultant of the Company. The options are exercisable for a period of three years from the grant date at a price of $1.00 per share.
On July 17, 2015 the Company borrowed an additional $540,000 against the line of credit in anticipation of a transaction. The transaction never was consummated and the Company intends to repay this amount in the near term.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, "PetroShare Corp.," the "Company," "we," "our," and "us" refer to PetroShare Corp.

The following discussion updates and summarizes our plan of operation as of August 12, 2015 for the next twelve months. It also analyzes (i) our financial condition at June 30, 2015 and December 31, 2014, and (ii) our results of operations for the three and six months ended June 30, 2015 and 2014. The following discussion and analysis should be read in conjunction with accompanying financial statements and related notes included elsewhere in this report and the audited financial statements and related notes contained in our Special Report on Form 10-K for the year ended December 31, 2014.

We were organized on September 4, 2012 under the laws of the State of Colorado to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain and Mid-Continent region of the United States. In 2013, we completed the acquisition of our interest in the Buck Peak prospect and, together with our working interest partners, we completed drilling and casing two wells on that prospect during 2014. Those two wells were placed into production in the fourth quarter of 2014. In February 2015, as part of our plan of operation discussed below, we acquired an interest in an additional 1,280 gross acres (333 net acres) in Adams County, Colorado, in an area known as the Wattenberg Field. Closing of that acquisition occurred on May 15, 2015, using proceeds from our line of credit, discussed in more detail below.  We intend to develop the acreage as part of our Todd Creek Farms prospect.

Our independent registered public accounting firm raised substantial doubt about our ability to continue as a going concern in its report on our financial statements as of and for the year ended December 31, 2014. This doubt was based in part that we have suffered continued operating losses and generated only nominal revenue since inception and were dependent on raising capital from the sale of equity or other sources to continue in business. We had limited capital and were dependent upon achieving profitable operations and receipt of additional financing to continue operations. As of June 30, 2015, we had cash and cash equivalents of $241,823, working capital of $75,218, total shareholders' deficit of $133,090, and an accumulated deficit of $4,303,160.  For the three and six months ended June 30, 2015, we realized net losses of $245,674 and $456,765, respectively.

On May 13, 2015, we entered into a revolving line of credit facility agreement with a third-party industry partner, under which we are permitted to borrow up to $5,000,000. While we believe that the line of credit will alleviate the doubt expressed by our independent registered public accounting, we are still dependent on improving operations to generate positive cash flow.

Plan of Operation

Our plan of operation for the next twelve months includes (i) completing fracture stimulation on the upper zones of the Buck Peak wells, (ii) analyzing the post-fracture stimulation production results to determine the economic feasibility of drilling additional wells on the Buck Peak prospect when commodity prices improve, (iii) developing a drilling program on the Todd Creek Farms prospect and other leases that might be acquired under our services agreement, and (iv) continuing our efforts to identify and acquire other economically viable leasing and drilling opportunities.

On November 26, 2014, we put our first well (Kowach #3-25) into production and on December 12, 2014, we put our second well (Voloshin #3-25) into production. To date, each well has produced an average of two to ten barrels (bbls) of oil per day. We intend to fracture stimulate the upper zones of each well later in the third quarter of 2015, which we hope will lead to an increase in production and improvement in operations. Our plan is to finance the fracture stimulation through the proceeds received from our public offering or from the line of credit.

We have determined that further exploration in the Buck Peak prospect area is currently un-economic because of the downturn in oil prices over the past year and the nominal production rate of the initial two wells. However, we will maintain the majority of our interests in the prospect area through the terms of the existing leases and will continue to monitor oil prices and the production rates of our wells to determine their impact on further potential exploratory and drilling activities in that area. We may also participate as a non-operator in the drilling of additional wells by virtue of our working interest position in the Buck Peak prospect area.

In February 2015, and as revised on May 6, 2015, we accepted an assignment of an oil and gas lease from Kingdom Resources, LLC, a privately-held limited liability company organized under the laws of the State of Colorado ("Kingdom").  Kingdom assigned to us its interest in an oil and gas lease ("Kingdom Lease") covering approximately 1,280 gross acres (333 net acres) in the Wattenberg Field of northeast Colorado. We intend to develop the Kingdom Lease area and refer to our intended development as the Todd Creek Farms prospect. The Kingdom Lease covers a primary term of five years, beginning on November 24, 2014. The assignment required us to pay to Kingdom $785,630 and conveyed to us an 80% net revenue interest in the acreage, after accounting for landowner and other royalties. Pursuant to the provisions of a participation agreement, we assigned the right to acquire up to 50% of our interest in the Todd Creek Farms prospect to Providence in part consideration for extending us the line of credit. Closing of the Kingdom Lease was completed on May 15, 2015. We paid for the Kingdom Lease using proceeds from the line of credit agreement, which is discussed in more detail under "Liquidity and Capital Resources."

As part of our acquisition of the Kingdom Lease, we expect to participate as a working interest partner with Providence and owners of other interests in various drilling spacing units, as per our current plan we intend to retain up to a 50% working interest in any wells drilled in the Todd Creek Farms area of mutual interest. We expect to pay for the future drilling program through proceeds received from our public offering, our line of credit, and/or the sale of additional working interests. The timing of any wells, as well as the number of wells in which we may participate, is dependent on our receipt of capital in the future.

Under the terms of the participation agreements concerning the Buck Peak prospect as well as those affecting our interest in the Todd Creek Farms prospect, we are required to pay our proportionate share of the costs of the wells. Accordingly, the ultimate success of our business plan depends on our ability to generate sufficient revenue from the sale of produced crude oil and natural gas and to raise additional capital to cover our fixed and variable expenses. Moving forward, we believe the major components of our fixed expenses will include executive compensation, general office expenses, and legal and accounting fees, which we anticipate will be similar to our fixed expenses for the quarter ended June 30, 2015 (see further discussion in "Liquidity and Capital Resources"). We anticipate the variable expenses will primarily include acquiring acreage and costs of drilling activities. Cash flow from the initial drilling program is not currently sufficient to offset general and administrative expenses and fund additional drilling programs and acquisitions.

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

Results of Operations

The following provides selected financial information and averages for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Crude Oil	$-	$-	$1,328		$-
Natural Gas	-	-	-		-
Total revenue	-	-	1,328		-

Total production expense (1)	(2,741)	2,951	6,936		2,978

Gross profit (loss)	$2,741	$(2,951)	$(5,608)		$(2,978)

Depletion expense	$396	$-	$9,898		$-

Sales volume (2), (4)
Oil (Bbls)	-	-	36.56		-
Gas (Mcfs)	-	-	-		-
BOE	-	-	36.56		-

Average sales price (3)
Oil (per Bbl)	$-	$-	$36.32		$-
Gas (per Mcf)	$-	$-	$-		$-
BOE	$-	$-	$36.32	$

Average per BOE
Production expense	$-	$-	$189.72		$-
Gross profit (loss)	$-	$-	$(153.39)		$-
Depletion expense	$-	$-	$270.73		$-

___________________________
(1)	Overall lifting cost (oil and gas production costs, including production taxes).
(2)	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reporting by third party operators.
(3)	Averages calculated based upon non-rounded figures.
(4)	During the current fiscal quarter, the Company produced nominal volumes of oil and made the election not to sell any production volumes.

Three Months Ended June 30, 2015 Compared to June 30, 2014

Overview:  Our net loss for the three months ended June 30, 2015, was $245,674 or $0.01 per share compared to net income of $219,029 or $0.01 per share for the three months ended June 30, 2014.  The decline in operations of $464,703 in the 2015 period resulted from a recovery of bad debt expense recorded in the prior year quarter of $424,591 versus $nil recorded in the current period, and an increase in general and administrative expense of $33,899; a decrease in lease operating expenses of $5,692; and an increase in depreciation, depletion, amortization and accretion of $1,161 in the current period.

Revenues:  Crude Oil sales revenue was $nil and unchanged for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, due to the crude oil sales volumes as described in "Volumes and Prices" below.

Volumes and Prices:  Oil sales volumes were unchanged for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  The oil sales volumes for the three months ended June 30, 2015, was the result of the Company only producing nominal volumes of oil and our election not to sell any volumes produced in the current quarter. In the 2014 period, we had not yet commenced production.

Production Expense:  Production expense is comprised of the following items:

	Three Months Ended June 30,
	2015	2014
Lease operating costs	$(2,741)	$2,951
Production taxes	-	-
Transportation and other costs	-	-
Total	$(2,741)	$2,951

Total production expense decreased $5,692 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a reversal of lease operating costs accrued as of March 31, 2015 and a decrease in production volume during the three months ended June 30, 2015.

Routine lease operating expense ("LOE"), consisting of field personnel, fuel/power, chemicals, disposal, transportation and other costs, per BOE was $nil for the three months ended June 30, 2015 and 2014 as we recorded no revenue in either period. Negative LOE of $2,741 recorded during the three months ended June 30, 2015 was the result of the reversal of lease operating costs accrued as of March 31, 2015 and a decrease in LOE incurred during the quarter ended June 30, 2015 related to a decrease in production volumes.

General and administrative expenses: We incurred general and administrative expenses of $236,277 during the three months ended June 30, 2015 compared to $202,378 in the three months ended June 30, 2014, representing an increase of $33,899. This increase is attributable to increases in salary and wage expenses, legal expenses, and accounting fees associated with becoming a public company required to file reports with the SEC, compared to limited activity in the prior period as we were commencing operations.

Depreciation, depletion, amortization, and accretion expense:  Depletion and depreciation increased $1,161 for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  The increase in expense was a result of newly completed wells being placed into the pool of depletable property.

Bad debt expense (recovery): During the three months ended June 30, 2015 we had no bad debt expense. During the three months ended June 30, 2014, we recorded a recovery of bad debt expense of $424,591 related to certain amounts owed from one of our working interest partners. Pursuant to a settlement agreement, the working interest partner owing these amounts surrendered their interest in the wells, and we, with the three remaining working interest partners, acquired the surrendered interest. As such, during the three months ended June 30, 2014, we recorded the recovery of the bad debt expense.

Interest income (expense): During the three months ended June 30, 2015, we recognized interest income of $3 compared to $7 in the three months ended June 30, 2014.  During the three months ended June 30, 2015, we recognized interest expense of $10,740 compared to $nil in the three months ended June 30, 2014.  The interest expense recognized in the current period relates to the line of credit advances recorded during the period.

Six Months Ended June 30, 2015 Compared to June 30, 2014

Overview:  Our net loss for the six months ended June 30, 2015, was $456,765 or $0.03 per share  compared to net loss of $356,193 or $0.02 per share for the six months ended June 30, 2014.  The increase in net loss of $100,572 resulted from an increase in general and administrative expense of $75,760; an increase in lease operating expenses of $3,958; and an increase in depreciation, depletion, amortization and accretion of $11,429 in the current period.

Revenues:  Crude Oil sales revenue increased $1,328 (or 100%) for the six months ended June 30, 2015 from $nil for the six months ended June 30, 2014, due to the crude oil sales volumes as described in "Volumes and Prices" below.

Volumes and Prices:  Oil sales volumes increased by 100% for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  The oil sales volumes for the six months ended June 30, 2015, was the result of placing newly producing wells into production during the fourth quarter of 2014.

Production Expense:  Production expense is comprised of the following items:

	Six Months Ended June 30,
	2015	2014
Lease operating costs	$6,891	$2,978
Production taxes	(11)	-
Transportation and other costs	56	-
Total	$6,936	$2,978

Total production expense increased $3,958 (133%) for the six months ended June 30, 2015, as compared to the expenses for the six months ended June 30, 2014, primarily due to lease operating costs and transportation expense related to the wells placed into production during the fourth quarter of 2014 and increased production volumes.

Routine lease operating expense ("LOE"), consisting of field personnel, fuel/power, chemicals, disposal, transportation and other costs, per BOE was $189.72 for the six months ended June 30, 2015, compared to $nil for the six months ended June 30, 2014. As a percent of crude oil and natural gas sales revenue, routine LOE was 522% for the six months ended June 30, 2015, compared to nil% for the six months ended June 30, 2014.

Production taxes for the six months ended June 30, 2015 amounted to ($11); there were no production taxes in the corresponding prior period.  Negative production taxes for the six months ended June 30, 2015 resulted from adjustments to a December 31, 2014 revenue accrual for the three months ended December 31, 2014.

Overall production costs (crude oil and natural gas production costs, including production taxes) per BOE was $1.23 for the six months ended June 30, 2015, compared to $nil for the six months ended June 30, 2014.

General and administrative expenses: We incurred general and administrative expenses of $428,510 during the six months ended June 30, 2015 compared to $352,750 in the six months ended June 30, 2014, representing an increase of $75,760, or 21%. This increase is attributable to increases in salary and wage expenses, legal expenses, and accounting fees associated with becoming a public company required to file reports with the SEC, compared to limited activity in the prior period as we were commencing operations.

Depreciation, depletion, amortization, and accretion expense:  Depletion and depreciation increased $11,429, or 100%, for the six months ended June 30, 2015, compared to $481 for the six months ended June 30, 2014.  The increase in expense was a result of newly completed wells being placed into the pool of depletable property.

Bad debt expense (recovery): During the six months ended June 30, 2015 we had no bad debt expense. During the six months ended June 30, 2014, we recorded bad debt expense of $424,591 related to certain amounts owed from one of our working interest partners. Pursuant to a settlement agreement, the working interest partner owing these amounts surrendered their interest in the wells, and we, with the three remaining working interest partners, acquired the surrendered interest. As such, during the six months ended June 30, 2014, we recorded the recovery of the bad debt expense.

Interest income (expense): During the six months ended June 30, 2015, we recognized interest income of $3 compared to $16 in the six months ended June 30, 2014.  During the six months ended June 30, 2015, we recognized interest expense of $10,740 compared to $nil in the six months ended June 30, 2014.  The interest expense recognized in the current period relates to the line of credit advances recorded during the period.

Liquidity and Capital Resources

Overview

To date, we have generated all of our capital resources through the sale of common stock, prospect fees received from working interest partners, drilling advances from working interest partners, and advances under our line of credit. During the six months ended June 30, 2015, we received $340,000 from proceeds of our public offering and on May 13, 2015 we executed a drawdown of $1,000,000 on our line of credit. To date, we have generated nominal cash from operations and negative cash flows from operating activities.

On July 17, 2015 we borrowed an additional $540,000 against our line of credit in anticipation of a transaction. The transaction was never consummated and we intend to repay this amount in the near future.

The line of credit provides us capital to pay for our general and administrative expenses as well as additional capital for development and additional drilling and leasing activities.  The amount we invest in these development, drilling, and leasing activities will depend on, among other factors, opportunities presented to us and the success of our fundraising efforts. In the event we are successful in raising additional capital through equity fund raising efforts, we may elect to use some of those proceeds to pay down some or all of the borrowings under the line of credit. The most significant of our future capital requirements include (i) costs to fracture stimulate the Buck Peak wells; (ii) costs to acquire any additional acreage which we may identify in the areas surrounding the Kingdom Lease or other areas that we may identify; (iii) costs to drill additional wells; (iv) approximately $58,000 per month for salaries and other corporate overhead; and (v) legal and accounting fees associated with our status as a public company required to file reports with the SEC. We anticipate funding these projected capital requirements with proceeds from the sale of common stock and/or the line of credit.

We financed the acquisition of the Kingdom Lease through a line of credit agreement that we entered into with Providence on May 13, 2015. Under the terms of the line of credit, we are able to borrow an amount not to exceed $5,000,000 for use in paying our general and administrative expenses as well as costs related to the acquisition and development of oil and gas properties. As partial consideration for extending us the line of credit, we entered into a participation agreement with Providence, pursuant to which Providence received the right to acquire up to a 50% interest in the Todd Creek Farms prospect and allows Providence to acquire a pro rata interest and participate in any oil and gas development on the Todd Creek Farms prospect and other potential leases that might be acquired within an area of mutual interest.

The promissory note contains certain affirmative and negative covenants and events of default. In the event of default, Providence, at its option, may declare the line of credit immediately due and payable together with all accrued and unpaid interest, and the interest rate on the line of credit shall accrue at a rate of 18.0% per year.

Under the terms of the line of credit, we are prohibited from: (i) incurring additional indebtedness or making loans to any third party, other than trade debt incurred in the ordinary course of business and (ii) selling, leasing, or otherwise disposing any material assets in excess of $100,000 in any calendar year. The line of credit is evidenced by a promissory note and the promissory note is secured by a deed of trust granted by us in our present and future interests in oil and gas leases located in the area of mutual interest, including the Todd Creek Farms prospect.

The following are considered an event of acceleration under the promissory note:

•	Our failure to pay any part of the principal or interest as and when due;
•	The commencement by or on behalf of us of any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, moratorium or similar law or statute;
•	Our becoming insolvent or not paying our debts as they become due;
•	The failure by us to perform any of the promises or other obligations as set forth in the promissory note, line of credit, or participation agreement, and the continuation of such failure for a period of 30 days following written notice thereof by Providence;
•	The execution by us of a general assignment of any of the property secured by the deed of trust;
•	If we consent to or suffer the appointment of a receiver, trustee or custodian for all or any portion of our property or assets that is not vacated within 30 days; or
•	The dissolution or termination of the Company.
Upon the occurrence of an event of acceleration, Providence has the right to declare the promissory note immediately due and payable. If we are unable to satisfy our debt due, the deed of trust permits Providence to foreclose on all of our current and future interests in the Kingdom Lease and associated area of mutual interest, including leases, other rights, titles, and interests, and any oil and gas wells.

Working Capital

As of June 30, 2015, we had working capital of $75,218 comprised of current assets of $290,691 and current liabilities of $215,473. Working capital decreased by $196,277 from $271,495 as of December 31, 2014 due to nominal revenues in the first half of 2015 as well as increased general and administrative expenses, remaining costs associated with completing our first two wells, costs associated with our public offering, costs associated with our status as a public company required to file reports with the SEC and production related expenses.

Our working capital may decrease in the future as we draw down amounts on the line of credit and invest those proceeds in acquisition or development of capital assets or pay our general and administrative and other expenses.  However, the line of credit provides us with additional liquidity to operate our business.

Cash Flows

Six Months Ended June 30, 2015 Compared to June 30, 2014

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2015 was $432,112 compared to $1,312,361 during the six months ended June 30, 2014, representing a decrease of $880,249. The significant decrease in the 2015 period is attributable to several factors, including satisfaction of accounts payable and accrued liabilities incurred in connection with drilling and completion of the Buck Peak wells, and payment of drilling advances on behalf of our working interest partners in the 2014 period.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2015 was $800,623 compared to $592,742 during the six months ended June 30, 2014, representing an increase of $207,881. During the 2015 period, we paid $785,630 for the acquisition of the Kingdom Lease in the Todd Creek Farms prospect. During the 2015 period we also paid $14,993 for our share of the development of our properties. During the 2014 period, investments totaling $1,528,279 related to the development and acquisition of oil and gas properties, together with acquisition of the interest of a former working interest partner, were partially offset by proceeds received from our working interest partners of $935,537.

Financing Activities

During the six months ended June 30, 2015, we borrowed $1,000,000 on the line of credit from Providence.

During the six months ended June 30, 2015, we sold 340,000 shares of our common stock at $1.00 per share for gross proceeds of $340,000, less offering costs of $290,800.  This compares to the sale of 1,570,000 shares of our common stock at a price of $0.50 per share for gross proceeds of $785,000 during the six months ended June 30, 2014. In July 2014, we completed a private placement that commenced in the second quarter, selling an additional 650,003 shares of stock for proceeds of $325,002.

On July 6, 2015, our public offering expired by the terms of the prospectus. We have recently engaged a broker-dealer to act as our underwriter for the offering. Pursuant to the engagement of the underwriter, on July 15, 2015, we filed a post-effective amendment to our registration statement on Form S-1. The registration statement, among other things discloses the compensation we will pay the underwriter for underwriting the offering and updates our prospectus with certain information related to our financial condition and business operations. As of August 12, 2015, the registration statement was being reviewed by the SEC. We are seeking to raise $4,600,000 under the offering.

Capital Expenditures

In February 2015, we acquired the Kingdom Lease covering approximately 1,280 gross (333 net) undeveloped acres in the Wattenberg Field of northeast Colorado. We intend to develop the Kingdom Lease as part of our Todd Creek Farms prospect. We plan to retain up to a 50% working interest on a pro rata basis in the Kingdom Lease.

As of June 30, 2015, we did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "will," "would" and similar words or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements and information are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, and there can be no assurance that such statements and information will prove to be accurate. Therefore, actual results and future events could differ materially from those anticipated in such statements and information. We caution you not to put undue reliance on these statements, which speak only as of the date of this report.  Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions. Readers should not place undue reliance on forward-looking statements.

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

Item 4.                 Controls and Procedures

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer.  Based on this evaluation, our Chief Executive Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

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

PART II.             OTHER INFORMATION

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Public Offering

We filed a registration statement on Form S-1 (File No. 333-198881) in connection with our initial public offering, which was declared effective by the SEC on February 4, 2015. We commenced our offering the same day. We registered for sale an aggregate of 14,026,003 shares of our common stock, par value $0.001, of which 4,600,000 shares were offered for sale by us and 9,426,003 shares were offered for sale by the selling shareholders referenced in the registration statement. Both the shares offered by us and our selling shareholders were being offered for $1.00 per share. The aggregate offering amount registered by us was $4,600,000 and by our selling shareholders was $9,426,003. As of June 30, 2015, we have sold 340,000 shares for an aggregate of $340,000 and our selling shareholders have sold no shares for an aggregate of $nil. On July 6, 2015, our initial public offering expired and on July 15, 2015, we filed a post-effective amendment to our registration statement on Form S-1. As of August 12, 2015, the SEC is conducting its review of our registration statement.

We received gross proceeds of $340,000 from our public offering between the effective date of our registration statement and June 30, 2015. The following table illustrates the use of proceeds as of June 30, 2015:

As of June 30, 2015
Working Capital	$128,000
General and Administrative	52,738
Legal and Accounting Services	159,262
Total use of proceeds from the IPO	$340,000

Recent Sales of Unregistered Securities

In July 2015, we granted options to purchase an aggregate of 125,000 shares of our common stock to William B. Lloyd, a consultant of the Company, which options were not registered under the Securities Act of 1933, as amended ("Securities Act"). The options were issued in part consideration for Mr. Lloyd agreeing to consult for the Company and are exercisable for a period of three years from the grant date at a price of $1.00 per share. This issuance was undertaken in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of as a transaction not involving any public offering.

Item 6.                                        Exhibits.

The following exhibits are filed or incorporated by reference in this report:

10.1	Revolving Line of Credit Facility Agreement between the Company and Providence Energy Operators, LLC, dated May 13, 2015 (incorporated by reference from our quarterly report on Form 10-Q filed on May 15, 2015, Exhibit 10.1, File No. 333-198881).

10.2	Promissory Note, dated May 13, 2015 (incorporated by reference from our quarterly report on Form 10-Q filed on May 15, 2015, Exhibit 10.2, File No. 333-198881).

10.3	Deed of Trust, dated May 13, 2015 (incorporated by reference from our quarterly report on Form 10-Q filed on May 15, 2015, Exhibit 10.3, File No. 333-198881).

10.4	Participation Agreement, dated May 13, 2015 (incorporated by reference from our quarterly report on Form 10-Q filed on May 15, 2015, Exhibit 10.4, File No. 333-198881).

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document..

*This document is not being "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PetroShare Corp.

Date: August 12, 2015	By: /s/ Stephen J. Foley
Stephen J. Foley, Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)