Form 10-Q
period 2015-09-30
PetroShare Corp.
filed 2015-11-16
CIK 1568079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:  17,348,191 shares outstanding as of November 13, 2015.

PETROSHARE CORP.
FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2015
Table of Contents

Part I.  FINANCIAL INFORMATION

Part II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	22

SIGNATURE		23

Please see Cautionary Language Regarding Forward-Looking Statements on page 19 of this report for important information contained herein.

PART I.               FINANCIAL INFORMATION
Item 1.                 Financial Statements.

PetroShare Corp.
Condensed Balance Sheets
	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$219,586	$425,358
Accounts receivable – Crude oil and natural gas	-	1,004
Accounts receivable – Joint interest billing	102,282	43,873
Deferred offering costs	-	109,965
Prepaid expenses and other assets	9,841	26,413
Total current assets	331,709	606,613

Crude Oil and Natural Gas Properties-using successful efforts method
Unproven crude oil and natural gas properties	518,601	-
Proven crude oil and natural gas properties	757,205	718,861
Wells in progress	117,062	23,352
Less: Accumulated depletion and depreciation	(724,058)	(714,160)
Crude oil and natural gas properties, net	668,810	28,053

Property, plant and equipment, net	2,069	2,791
Other assets	3,851	3,851
Total Assets	$1,006,439	$641,308

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$294,575	$86,826
Accounts payable – working interest owners	949	26,458
Drilling advances	-	221,834
Total current liabilities	295,524	335,118

Long-term debt	1,062,185	-
Asset retirement obligation	34,011	31,715
Total Liabilities	1,391,720	366,833

Shareholders' Equity (Deficit):
Preferred stock-$.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock-$.001 par value: 100,000,000 and 100,000,000 shares authorized; 17,348,191 shares and 17,008,191 shares issued and outstanding, respectively	17,348	17,008
Additional paid in capital	4,198,782	4,103,862
Accumulated deficit	(4,601,411)	(3,846,395)
Total Shareholders' Equity (Deficit)	(385,281)	274,475

Total Liabilities and Shareholders' Equity (Deficit)	$1,006,439	$641,308

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.
Condensed Statements of Operations (unaudited)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues
Crude oil and natural gas production revenue	$-	$6,314	$1,328	$6,314

Costs and Expenses
Lease operating expense	12,971	9,594	19,907	12,572
General and administrative expense	267,076	167,981	695,587	520,731
Depreciation, depletion, amortization and accretion	1,006	241	12,915	722
Total Costs and Expenses	281,053	177,816	728,409	534,025

Operating (Loss)	(281,053)	(171,502)	(727,081)	(527,711)

Other Income (Expense)
Interest income	7	14	9	30
Interest expense	(17,205)	-	(27,944)	-
Net (Loss)	$(298,251)	$(171,488)	$(755,016)	$(527,681)

Net (Loss) per Common Share
Basic and Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	17,348,191	16,926,874	17,212,561	15,642,554

The accompanying notes are an integral part of these financial statements.

PetroShare Corp. Condensed Statements of Cash Flows (unaudited)
	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Cash flows from operating activities
Net (loss)	$(755,016)	$(527,681)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and depletion expense	10,620	722
Accretion of asset retirement obligation	2,296	-
Share based compensation	80,685	-
Bad debt expense (recovery)	-	(424,591)
Changes in operating assets and liabilities
Accounts receivable – joint interest billing	(58,409)	1,197,959
Accounts receivable – crude oil and natural gas	1,004	-
Deferred offering costs	109,965	(34,837)
Prepaid expenses and other assets	16,574	400
Accounts payable and accrued liabilities	(14,086)	(1,988,978)
Accounts payable – working interest partners	(25,509)	26,458
Accounts payable – related parties	-	16,151
Drilling advances	-	(663,560)
Net cash (used in) operating activities	(631,876)	(2,397,957)

Cash flows from investing activities
Development of crude oil and natural gas properties	(132,055)	(385,863)
Acquisitions of crude oil and natural gas properties	(806,416)	(202,306)
Buyout of working interest partner	-	(1,142,237)
Proceeds from working interest partners for additional working interest	-	935,537
Net cash (used in) investing activities	(938,471)	(794,869)

Cash flows from financing activities
Repayment of long-term debt	(540,000)	-
Long-term debt - advances on line of credit	1,890,000	-
Common stock issued for cash (net of offering costs)	14,575	1,098,772
Net cash provided by financing activities	1,364,575	1,098,772

Net (decrease) in cash	(205,772)	(2,095,054)

Cash
Beginning of period	425,358	2,689,011
End of period	$219,586	$594,957

Supplemental cash flow disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental non-cash investing and financing information:
Repayment of long-term debt in connection with the assignment of an interest
in crude oil and natural gas properties	$287,815	$-

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

PetroShare Corp. ("PetroShare" or the "Company") is a corporation that was organized under the laws of the State of Colorado on September 4, 2012 to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain or mid-continent portion of the United States. Since inception, PetroShare has focused on financing activities and the acquisition, exploration and development of crude oil and natural gas prospects located in Moffat County, Colorado, known as the Buck Peak prospect, and Adams County, Colorado, known as the Todd Creek Farms prospect. As of September 30, 2015, the Company had drilled and completed two wells on the Buck Peak prospect.  The Company also owns an oil and gas lease in Adams County, Colorado, which the Company intends to develop as part of its Todd Creek Farms prospect.

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

NOTE 2 – GOING CONCERN

The Company's independent registered public accounting firm raised substantial doubt about its ability to continue as a going concern in its report on the Company's financial statements for the year ended December 31, 2014. This doubt was based in part on the facts that the Company has suffered continued operating losses and generated only nominal revenue since inception and was dependent on raising capital from the sale of equity or other sources to continue in business. The Company had limited capital and was dependent upon achieving profitable operations and/or receipt of additional financing to continue operations. As of September 30, 2015, the Company had cash and cash equivalents of $219,586, working capital of $36,185, total shareholders' deficit of $385,281, and an accumulated deficit of $4,601,411.  For the three and nine months ended September 30, 2015, the Company realized net losses of $298,251 and $755,016, respectively.

On May 13, 2015, the Company entered into a revolving line of credit facility agreement with a third-party industry partner, under which the Company is permitted to borrow an amount up to $5,000,000 as discussed elsewhere. While the Company believes that the line of credit will alleviate the doubt about its ability to continue as a going concern as expressed by its independent registered public accounting firm, the Company is still dependent on improving operations to generate positive cash flow.

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed financial statements of the Company presented in this report have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("US GAAP") and applicable rules of the US Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accounting policies conform to US GAAP. Certain significant policies are discussed below. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, the unaudited condensed financial statements contained herein reflect all material normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position, results of operations, and cash flows on a basis consistent with that of its audited financial statements for the year ended December 31, 2014.  However, the results of operations for the interim period ended September 30, 2015 may not be indicative of results of operations to be expected for the full fiscal year. The unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements and related notes contained in its Special Report on Form 10-K for the year ended December 31, 2014. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited financial statements included in the Form 10-K.

Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

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

Loss Per Common Share

Loss per share attributable to PetroShare shareholders is computed by dividing net (loss) by the weighted average number of common shares outstanding during the period. During the three and nine months ended September 30, 2015 and 2014, the Company did not include 2,125,000 and 2,000,000, respectively, stock options outstanding and exercisable for purposes of calculating diluted net loss per share, as the effect of their inclusion would be anti-dilutive.

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

Accounts Receivable – Joint interest billing

Accounts receivable – Joint interest billing consists primarily of joint interest billings, which are recorded at the invoiced and to-be-invoiced amounts. Collateral is not required for such receivables, nor is interest charged on past due balances. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.  As of September 30, 2015, three partners totaled 100% of the Company's total joint interest billing receivable with no allowance for collectability indicated during the period.  As of December 31, 2014, three partners totaled 100% of the Company's total joint interest billing receivables with no allowance for collectability indicated during the year.

Crude Oil and Natural Gas Properties

Proved.

PetroShare follows the successful efforts method of accounting for its crude oil and natural gas properties. Under this method of accounting, all property acquisition costs and development costs are capitalized when incurred and depleted on a units-of-production basis over the remaining life of proved reserves and proved developed reserves, respectively. Costs of drilling exploratory wells (Wells in progress) are initially capitalized but are charged to expense if the well is determined to be unsuccessful.

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

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

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

Asset Impairment

Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter, or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such field. The estimated future undiscounted cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. The discounted cash flow method utilizes the most recent third party reserve estimation report and estimates future cash flows based on management's estimates of future crude oil and natural gas production, commodity prices based on commodity futures price strips, operating and development costs, and a risk-adjusted discount rate. The Company recognized no impairment expense during the three and nine months ended September 30, 2015 and 2014.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion of capitalized drilling and development costs of producing crude oil and natural gas properties, including related support equipment and facilities, are computed using the unit-of-production method on a field basis based on total estimated proved developed crude oil and natural gas reserves. Amortization of producing leaseholds is based on the unit-of-production method using total estimated proved reserves. In arriving at rates under the unit-of-production method, the quantities of recoverable crude oil and natural gas reserves are established based on estimates made by the Company and external independent reserve engineers. Upon sale or retirement of properties, the cost and related accumulated depreciation, depletion and amortization are eliminated from the accounts and the resulting gain or loss, if any, is recognized. Unit of production rates are revised whenever there is an indication of a need, but at least in conjunction with annual reserve reports. Revisions are accounted for prospectively as changes in accounting estimates. Depletion expense for the three and nine months ended September 30, 2015 was $nil and $9,898 respectively; there was no such expense recorded in 2014.

Drilling Advances

The Company's drilling advances consist of cash provided to the Company from its joint interest partners for planned drilling activities. Advances are applied against the joint interest partner's share of expenses incurred. As of September 30, 2015 and December 31, 2014, drilling advances totaled $nil and $221,834, respectively.

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

Asset Retirement Obligation

Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with ASC 410, "Accounting for Asset Retirement Obligations." The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of crude oil and natural gas properties is recorded generally upon the completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the crude oil and natural gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method.  The liability is periodically adjusted to reflect: (1) new liabilities incurred; (2) liabilities settled during the period; (3) accretion expense; and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion, amortization and accretion expense in the accompanying statements of operations.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

Share Based Compensation

PetroShare uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards in accordance with ASC 718, "Compensation." The option-pricing model requires the input of highly subjective assumptions, including the option's expected life, the price volatility of the underlying stock, and the estimated dividend yield of the underlying stock. PetroShare's expected term represents the period that stock-based awards are expected to be outstanding and is determined based on the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. As there is limited historical data available to ascertain a forfeiture rate, the plain vanilla method is applied in calculating the expected term of options granted. As PetroShare's common stock is not currently fully reporting, the expected stock price volatility is based on the historical volatility of a group of publicly traded companies that share similar geographic attributes, operating metrics and histories. PetroShare has never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, "Revenue Recognition," most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. On July 9, 2015 the FASB delayed implementation of ASU 2014-09 for one year, ASU 2014-09 is now effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

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

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment balances were comprised of furniture, fixtures, and equipment and are shown below:

	September 30, 2015	December 31, 2014
Property, Plant and Equipment	$4,385	$4,385
Accumulated Depreciation	(2,316)	(1,594)
Total Property, Plant and Equipment, net	$2,069	$2,791

Depreciation expense recorded for the three and nine months ended September 30, 2015 amounted to $241 and $722, respectively. Depreciation expense for the three and nine months ended September 30, 2014 amounted to $241 and $722, respectively.

NOTE 5 – CRUDE OIL AND NATURAL GAS PROPERTIES

Aggregate Capitalized Costs. The Company has recorded aggregate capitalized costs relating to its crude oil and natural gas activities as shown below:

	September 30, 2015	December 31, 2014
Proved	$757,205	$718,861
Wells in progress	117,062	23,352
Unproved	518,601	-
Less: Accumulated depletion, depreciation and impairment	(724,058)	(714,160)
Total	$668,810	$28,053

Costs Incurred in Crude Oil and Natural Gas Activities.  Costs incurred in connection with PetroShare's crude oil and natural gas acquisition, exploration and development activities for each of the periods are shown below:

	Nine months ended September 30, 2015	Year ended December 31, 2014
Exploration costs	$-	$-
Development costs	132,055	532,279
Acquisition of properties:
Proved	-	202,306
Unproved	518,601	-
Total	$650,656	$734,585

During the three and nine months ended September 30, 2015, the Company recorded depletion expense of $nil and $9,898 respectively. The Company recorded no depletion expense during the comparable prior periods.

The Company collected drilling advances from its working interest partners of $nil during both the three and nine months ended September 30, 2015.  As of the periods ended September 30, 2015 and December 31, 2014, the Company had unused portions of these advances totaling $nil and $221,834, respectively.

On May 15, 2015, the Company acquired an oil and gas lease from Kingdom Resources, LLC ("Kingdom"), a local property developer and mineral owner, totaling approximately 1,280 gross acres (333 net acres) located in Adams County, Colorado (the "Kingdom Lease"). The Company's interest was reduced to approximately 171 net acres by virtue the exercise of an option under a participation agreement that the Company executed with its lender, Providence Energy Operators, LLC ("Providence").  PetroShare intends to develop the Kingdom Lease area as part of its Todd Creek Farms prospect.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

PetroShare paid $785,630 and Kingdom conveyed to the Company an 80% net revenue interest in the acreage after accounting for landowner and other royalties. Pursuant to the provisions of a participation agreement, executed in connection with the Company's line of credit (See Note 7), PetroShare assigned the right to acquire up to 50% of its interest in the Todd Creek Farms prospect to Providence in part consideration for extending the Company the line of credit, which Providence exercised with an effective date of June 1, 2015. The Company recorded the exercise of the option by reducing its acquisition costs in the Kingdom Lease by 50%.  A reduction of acquisition costs in the amount of $287,815 was recorded, comprised of $392,815 net of $105,000 related to a one-time credit issued to the lender pursuant to the provisions of the participation agreement.  The Company has recorded the net assignment of interest to Providence as a $287,815 non-cash payment against the outstanding line of credit.

NOTE 6 – ASSET RETIREMENT OBLIGATION

For the purpose of determining the fair value of the asset retirement obligation incurred during the nine months ended September 30, 2015, the Company assumed an inflation rate of 2.5%, an estimated average asset life of 5.1 years, and a credit adjusted risk free interest rate of 8.0%.

The following reconciles the value of the asset retirement obligation for the periods presented:

	September 30, 2015	December 31, 2014
Asset retirement obligation, beginning of year	$31,715	$-
Liabilities settled	-	-
Liabilities incurred	-	30,880
Revisions in estimated liabilities	-	-
Accretion	2,296	835
Total	$34,011	$31,715

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

On May 13, 2015 the Company borrowed $1,000,000 against the line of credit. On July 17, 2015, the Company borrowed $540,000 against the line of credit in anticipation of a proposed transaction. The transaction was never consummated and the Company repaid this amount on August 15, 2015. On September 14, 2015, the Company borrowed $350,000 against the line of credit.

During the three months ended September 30, 2015, the Company recorded a non-cash payment against the line of credit of $287,815 related to the assignment of a 50% interest in the Todd Creek Farms prospect to Providence (See Note 5).

As of September 30, 2015, the outstanding balance on the line of credit was $1,062,185 plus accrued interest of $27,944.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

NOTE 8 - SHAREHOLDERS' EQUITY (DEFICIT)

Common Stock

As of September 30, 2015 and December 31, 2014, PetroShare had 100,000,000 shares of common stock authorized with a par value of $0.001 per share. As of September 30, 2015 and December 31, 2014, 17,348,191 and 17,008,191 shares were issued and outstanding, respectively.

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

The Company has engaged a broker-dealer to act as its underwriter for the offering. Pursuant to the engagement of the underwriter, on July 15, 2015, the Company filed a post-effective amendment to its registration statement on Form S-1. The registration statement, among other things, discloses the compensation the Company will pay the underwriter for underwriting the offering and updates the Company's prospectus with certain information related to the Company's financial condition and business operations. On November 12, 2015, the SEC declared the registration statement effective. The Company seeks to raise $4,600,000 under the offering.

Activity for the period from January 1, 2015 through September 30, 2015 included the following:

•	On various dates from March through June 2015, the Company sold 340,000 shares of common stock at $1.00 per share for gross proceeds of $340,000 under the terms of the offering.

•	Offering costs associated with this offering at September 30, 2015, totaled $325,425.

Preferred Stock

As of September 30, 2015 and December 31, 2014, PetroShare had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share. As of September 30, 2015 and December 31, 2014, there was no preferred stock issued or outstanding.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

NOTE 9 – SHARE BASED COMPENSATION
During the three months ended September 30, 2015, the Board of Directors of PetroShare granted non-qualified options to acquire 125,000 shares of PetroShare's common stock to a consultant to the Company. The options are exercisable at $1.00 and expire three years from the date of grant. The options vested immediately upon grant.
A summary of activity under the Plan through September 30, 2015 is as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term (Years)
Outstanding, December 31, 2013	2,000,000	$0.25	8.96
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, December 31, 2014	2,000,000	$0.25	7.96
Exercisable, December 31, 2014	2,000,000	$0.25	7.96

Outstanding, December 31, 2014	2,000,000	$0.25	7.96
Granted	125,000	$1.00	0.17
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, September 30, 2015	2,125,000	$0.29	6.95
Exercisable, September 30, 2015	2,125,000	$0.29	6.95

The fair value of each share-based award is estimated on the date of the grant using the Black-Scholes pricing model that incorporates the assumptions noted in the following table.  As PetroShare's common stock is not currently trading on any securities market, the expected stock price volatility is based on the historical volatility of a group of publicly traded companies that the Company believes share similar geographic attributes, operating metrics and histories.  The expected term of the awards represents the period of time that management anticipates awards to be outstanding.  As there was limited historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the expected term of the options.  PetroShare has never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero.
The table below summarizes assumptions utilized in the Black-Scholes pricing model for nine-month period ended:
September 30, 2015
Expected option term — years	1.5
Weighted-average risk-free interest rate	1.07%
Expected dividend yield	0
Weighted-average volatility	150%

In connection with the issuance of the options to purchase its common stock, PetroShare recorded share-based compensation of $80,685 for the three and nine months ended September 30, 2015 respectively. No share based compensation was recorded in the comparable prior periods.

NOTE 10 - INCOME TAXES

The effective income tax rates for the three and nine months ended September 30, 2015 and 2014 were nil%. Total income tax expense for the three and nine months ended September 30, 2015 and 2014, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to changes in the valuation allowance recorded against deferred tax assets.

NOTE 11 – SUBSEQUENT EVENTS

On November 12, 2015, the SEC declared the Company's registration statement effective. The Company seeks to raise $4,600,000 under the offering (See Note 8).

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, "PetroShare Corp.," the "Company," "we," "our," and "us" refer to PetroShare Corp.

The following discussion updates and summarizes our plan of operation as of November 16, 2015 for the next twelve months. It also analyzes (i) our financial condition at September 30, 2015 and December 31, 2014, and (ii) our results of operations for the three and nine months ended September 30, 2015 and 2014. The following discussion and analysis should be read in conjunction with accompanying financial statements and related notes included elsewhere in this report and the audited financial statements and related notes contained in our Special Report on Form 10-K for the year ended December 31, 2014.

We were organized on September 4, 2012 under the laws of the State of Colorado to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain and Mid-Continent region of the United States. We are currently the operator of two oil and gas wells in Moffat County, Colorado, which we refer to as the Buck Peak prospect. We also have acquired an oil and gas lease in Adams County, Colorado, which we intend to develop as part of our Todd Creek Farms prospect.

Our independent registered public accounting firm raised substantial doubt about our ability to continue as a going concern in its report on our financial statements as of and for the year ended December 31, 2014. This doubt was based in part that we have suffered continued operating losses and generated only nominal revenue since inception and were dependent on raising capital from the sale of equity or other sources to continue in business. We had limited capital and were dependent upon achieving profitable operations and receipt of additional financing to continue operations. As of September 30, 2015, we had cash and cash equivalents of $219,586, working capital of $36,185, total shareholders' deficit of $385,281, and an accumulated deficit of $4,601,411.  For the three and nine months ended September 30, 2015, we realized net losses of $298,251 and $755,016, respectively.

On May 13, 2015, we entered into a revolving line of credit facility agreement with Providence Energy Operators, LLC ("Providence"), under which we are permitted to borrow up to $5,000,000. While we believe that the line of credit will alleviate the doubt expressed by our independent registered public accounting, we are still dependent on improving operations to generate positive cash flow.

Plan of Operation

Our plan of operation for the next twelve months includes (i) maintaining our wells on the Buck Peak prospect, (ii) developing a drilling program on the Todd Creek Farms prospect and other leases that might be acquired under our services agreement, (iii) identifying working interest partners for the Todd Creek Farms prospect, and (iv) continuing our efforts to identify and acquire other economically viable leasing and drilling opportunities.

On November 26, 2014, we put our first well (Kowach #3-25) into production and on December 12, 2014, we put our second well (Voloshin #3-25) into production. Historically through September 30, 2015 each well had produced an average of two to ten barrels (bbls) of oil per day. In September 2015, we completed the fracture stimulation of both wells in an attempt to increase the rate of production. Currently, one well is producing at a rate of seven to ten bbls of oil per day; we are still conducting post-fracture stimulation actions and analysis of the other well. As of this date, we have generated only nominal revenue related to the sale of crude oil. We financed the fracture stimulation through the proceeds received from our public offering and the line of credit.

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

In February 2015, and as revised on May 6, 2015, we accepted an assignment of an oil and gas lease covering 1,280 gross acres (333 net acres) in Adams County, Colorado ("Kingdom Lease") from Kingdom Resources, LLC, a privately-held limited liability company organized under the laws of the State of Colorado ("Kingdom"). We intend to develop the Kingdom Lease area as part of our Todd Creek Farms prospect. The Kingdom Lease covers a primary term of five years, beginning on November 24, 2014. The assignment required us to pay $785,630 to Kingdom and conveyed to us an 80% net revenue interest in the acreage, after accounting for landowner and other royalties. Closing of the Kingdom Lease was completed on May 15, 2015. Pursuant to the provisions of our participation agreement with Providence, we assigned the right to acquire up to 50% of our interest in the Todd Creek Farms prospect to Providence in part consideration for extending us the line of credit. Providence exercised its right to acquire 50% of the interest in Todd Creek Farms during the three months ended September 30, 2015, with an effective date of June 1, 2015, which had the effect of reducing our position in the Kingdom Lease to 171 net acres. We paid for the Kingdom Lease using proceeds from our public offering and the line of credit, which is discussed in more detail under "Liquidity and Capital Resources."

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

Under the terms of the participation agreements concerning the Buck Peak prospect as well as those affecting our interest in the Todd Creek Farms prospect, we are required to pay our proportionate share of the costs of the wells. Accordingly, the ultimate success of our business plan depends on our ability to generate sufficient revenue from the sale of produced crude oil and natural gas and to raise additional capital to cover our fixed and variable expenses. Moving forward, we believe the major components of our fixed expenses will include executive compensation, general office expenses, and legal and accounting fees, which we anticipate will be similar to our fixed expenses for the quarter ended September 30, 2015 (see further discussion in "Liquidity and Capital Resources"). We anticipate the variable expenses will primarily include acquiring acreage and costs of drilling activities. Cash flow from the initial drilling program is not currently sufficient to offset general and administrative expenses and fund additional drilling programs and acquisitions.

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

Results of Operations

The following provides selected financial information and averages for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Crude Oil	$-	$6,314	$1,328	$6,314
Natural Gas	-	-	-	-
Total revenue	-	6,314	1,328	6,314

Total production expense (1)	12,971	9,594	19,907	12,572

Gross profit (loss)	$(12,971)	$(3,280)	$(18,579)	$(6,258)

Depletion expense	$-	$-	$9,898	$-

Sales volume (2), (4)
Oil (Bbls)	-	78.10	36.56	78.10
Gas (Mcfs)	-	-	-	-
BOE	-	78.10	36.56	78.10

Average sales price (3)
Oil (per Bbl)	$-	$80.85	$36.32	$80.85
Gas (per Mcf)	$-	$-	$-	$-
BOE	$-	$80.85	$36.32	$80.85

Average per BOE
Production expense	$-	$122.84	$544.50	$160.97
Gross profit (loss)	$-	$(42.99)	$(508.18)	$(80.12)
Depletion expense	$-	$-	$270.73	$-

___________________________
(1)	Overall lifting cost (oil and gas production costs, including production taxes).
(2)	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reporting by third party operators.
(3)	Averages calculated based upon non-rounded figures.
(4)	During the current fiscal quarter, we produced nominal volumes of oil and elected not to sell any production volumes.

Three Months Ended September 30, 2015 Compared to September 30, 2014

Overview:  Our net loss for the three months ended September 30, 2015, was $298,251 or $0.02 per share compared to net loss of $171,488 or $0.01 per share for the three months ended September 30, 2014.  The decline in operations of $126,763 in the 2015 period resulted from a decrease in revenues of $6,314; an increase in general and administrative expense of $99,095; an increase in lease operating expenses of $3,377; an increase in depreciation, depletion, amortization and accretion of $765; and an increase in interest expense of $17,205 in the current period.

Revenues:  Crude Oil sales revenue was $nil and decreased $6,314 for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, as described in "Volumes and Prices" below.

Volumes and Prices:  Crude oil sales volumes decreased 78.10 bbls or 100% for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.  The oil sales volumes for the three months ended September 30, 2015, were the result of the Company only producing nominal volumes of oil and our election not to sell any volumes produced in during the quarter. In the 2014 period, we had initially commenced production.

Production Expense:  Production expense is comprised of the following items:

	Three months ended September 30,
	2015	2014
Lease operating costs	$12,971	$9,594
Production taxes	-	-
Transportation and other costs	-	-
Total	$12,971	$9,594

Total production expense increased $3,377 or 35% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to ongoing lease operating costs related to the wells placed into production during the fourth quarter of 2014, partially offset by a decrease in production volume during the three months ended September 30, 2015.

Routine lease operating expense ("LOE"), consisting of field personnel, fuel/power, chemicals, disposal, transportation and other costs, per BOE was $nil and $122.84 for the three months ended September 30, 2015 and 2014, respectively.

General and administrative expenses: We incurred general and administrative expenses of $267,076 during the three months ended September 30, 2015 compared to $167,981 in the three months ended September 30, 2014, representing an increase of $99,095 or 59%. This increase is attributable to an increase in share based compensation expense; and increases in salary and wage expenses, legal expenses, and accounting fees associated with becoming a public company required to file reports with the SEC, compared to limited activity in the prior period as we were commencing operations.

Depreciation, depletion, amortization, and accretion expense:  Depreciation, depletion, amortization and accretion expense increased $765 or 317% for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.  The increase in expense was a result of newly completed wells being placed into the pool of depletable property.

Interest income (expense): During the three months ended September 30, 2015, we recognized interest income of $7 compared to $14 in the three months ended September 30, 2014.  During the three months ended September 30, 2015, we recognized interest expense of $17,205 compared to $nil in the three months ended September 30, 2014 an increase of 100%.  The interest expense recognized in the current period relates to the line of credit advances recorded during the period.

Nine months ended September 30, 2015 Compared to September 30, 2014

Overview:  Our net loss for the nine months ended September 30, 2015, was $755,016 or $0.04 per share, compared to net loss of $527,681 or $0.03 per share, for the nine months ended September 30, 2014.  The increase in net loss of $227,335 resulted from a decrease in revenues of $4,986; an increase in general and administrative expense of $174,856; an increase in lease operating expenses of $7,335; an increase in depreciation, depletion, amortization and accretion of $12,193; and an increase in interest expense of $27,944 in the current period.

Revenues:  Crude Oil sales revenue decreased $4,986 or 79% for the nine months ended September 30, 2015 from $6,314 for the nine months ended September 30, 2014, as described in "Volumes and Prices" below.

Volumes and Prices:  Crude oil sales volumes decreased 41.54 bbls or 53% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.  The oil sales volumes for the nine months ended September 30, 2015, were the result of the Company only producing nominal volumes of oil and our election not to sell any volumes produced in the most recent two quarters.  In the 2014 period, we had initially commenced production.

Production Expense:  Production expense is comprised of the following items:

	Nine months ended September 30,
	2015	2014
Lease operating costs	$19,862	$12,572
Production taxes	(11)	-
Transportation and other costs	56	-
Total	$19,907	$12,572

Total production expense increased $7,335 or 58% for the nine months ended September 30, 2015, as compared to the expenses for the nine months ended September 30, 2014, primarily due to lease operating costs and transportation expense related to the wells placed into production during the fourth quarter of 2014, partially offset by decreased production volumes.

Routine lease operating expense ("LOE"), consisting of field personnel, fuel/power, chemicals, disposal, transportation and other costs, per BOE was $544.80 for the nine months ended September 30, 2015, compared to $160.97 for the nine months ended September 30, 2014. As a percent of crude oil and natural gas sales revenue, routine LOE was 1,499% for the nine months ended September 30, 2015, compared to 199% for the nine months ended September 30, 2014.

Production taxes for the nine months ended September 30, 2015 amounted to ($11); there were no production taxes in the corresponding prior period.  Negative production taxes for the nine months ended September 30, 2015 resulted from adjustments to a December 31, 2014 revenue accrual for the three months ended December 31, 2014.

Overall production costs (crude oil and natural gas production costs, including production taxes) per BOE was $544.50 for the nine months ended September 30, 2015, compared to $160.97 for the nine months ended September 30, 2014.

General and administrative expenses: We incurred general and administrative expenses of $695,587 during the nine months ended September 30, 2015 compared to $520,731 in the nine months ended September 30, 2014, representing an increase of $174,856, or 34%. This increase is attributable to an increase in share based compensation expense; and increases in salary and wage expenses, legal expenses, and accounting fees associated with becoming a public company required to file reports with the SEC, compared to limited activity in the prior period as we were commencing operations.

Depreciation, depletion, amortization, and accretion expense:  Depletion, depreciation, amortization and accretion increased $12,193, or 1,689%, for the nine months ended September 30, 2015, compared to $722 for the nine months ended September 30, 2014.  The increase in expense was a result of newly completed wells being placed into the pool of depletable property.

Bad debt expense (recovery): During the nine months ended September 30, 2015 and 2014, we had no bad debt expense. During the nine months ended September 30, 2014, we recorded bad debt expense of $424,591 related to certain amounts owed from one of our working interest partners. Pursuant to a settlement agreement, the working interest partner owing these amounts surrendered their interest in the wells, and we, with the three remaining working interest partners, acquired the surrendered interest. As such, during the nine months ended September 30, 2014, we recorded the recovery of the bad debt expense.

Interest income (expense): During the nine months ended September 30, 2015, we recognized interest income of $9 compared to $30 in the nine months ended September 30, 2014.  During the nine months ended September 30, 2015, we recognized interest expense of $27,944 compared to $nil in the nine months ended September 30, 2014 an increase of 100%.  The interest expense recognized in the current period relates to the line of credit advances recorded during the period.

Liquidity and Capital Resources

Overview

To date, we have generated all of our capital resources through the sale of common stock, prospect fees received from working interest partners, drilling advances from working interest partners, and advances under our line of credit. During the nine months ended September 30, 2015, we received $340,000 from proceeds of our public offering. On May 13, 2015 we executed a drawdown of $1,000,000 on our line of credit. On July 17, 2015, we borrowed an additional $540,000 against the line of credit in anticipation of a proposed transaction; the transaction was never consummated and we repaid this amount on August 15, 2015. On September 14, 2015, we borrowed an additional $350,000 against the line of credit to pay for title diligence, surveying and permitting, and general and administrative expenses. During the three months ended September 30, 2015, we recorded a non-cash payment against the line of credit of $287,815 related to the assignment of interests in the Todd Creek Farms prospect to Providence.  To date, we have generated nominal cash from operations and negative cash flows from operating activities.

The line of credit provides us capital to pay for our general and administrative expenses as well as capital for development and additional drilling and leasing activities.  The amount we invest in development, drilling, and leasing activities will depend on, among other factors, opportunities presented to us and the success of our fundraising efforts. In the event we are successful in raising additional capital through equity fundraising efforts, we may elect to use some of those proceeds to pay down some or all of the borrowings under the line of credit. The most significant of our future capital requirements include (i) costs to acquire any additional acreage which we may identify in the areas surrounding the Kingdom Lease or other areas that we may identify; (ii) costs to drill additional wells; (iii) approximately $58,000 per month for salaries and other corporate overhead; and (iv) legal and accounting fees associated with our status as a public company required to file reports with the SEC. We anticipate funding these projected capital requirements with proceeds from the sale of common stock and/or the line of credit.

We financed the acquisition of the Kingdom Lease through our line of credit. Under the terms of the line of credit, we are able to borrow an amount not to exceed $5,000,000 for use in paying our general and administrative expenses as well as costs related to the acquisition and development of oil and gas properties. As partial consideration for extending us the line of credit, we entered into a participation agreement with Providence, pursuant to which Providence received the right to acquire up to a 50% interest in the Todd Creek Farms prospect and allows Providence to acquire a pro rata interest and participate in any oil and gas development on the Todd Creek Farms prospect and other potential leases that might be acquired within an area of mutual interest. During the three months ended September 30, 2015, Providence exercised its option and acquired a 50% interest in our Todd Creek prospect, effective June 1, 2015.

Working Capital

As of September 30, 2015, we had working capital of $36,185 comprised of current assets of $331,709 and current liabilities of $295,524. Working capital decreased by $235,310 from $271,495 as of December 31, 2014 due to nominal revenues in the first nine months of 2015 as well as increased general and administrative expenses, costs associated with completing and fracture stimulating our first two wells, costs associated with our public offering, costs associated with our status as a public company required to file reports with the SEC and production related expenses.

Our working capital may decrease in the future as we draw down amounts on the line of credit and invest those proceeds in acquisition or development of capital assets or pay our general and administrative and other expenses.  However, the line of credit provides us with additional liquidity to operate our business.

Cash Flows

Nine months ended September 30, 2015 Compared to September 30, 2014

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2015 was $631,876 compared to $2,397,597 during the nine months ended September 30, 2014, representing a decrease of $1,760,081. The significant decrease in the 2015 period is attributable to several factors, including satisfaction of accounts payable and accrued liabilities incurred in connection with drilling and completion of the Buck Peak wells, and payment of drilling advances on behalf of our working interest partners in the 2014 period.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2015 was $938,471 compared to $794,869 during the nine months ended September 30, 2014, representing an increase of $143,602. During the 2015 period, we paid $806,416 for the acquisition of properties composed primarily of the Kingdom Lease. During the 2015 period we also paid $132,055 for our share of the development of our properties. During the 2014 period, investments totaling $1,730,406 related to the development and acquisition of oil and gas properties, together with acquisition of the interest of a former working interest partner, were partially offset by proceeds received from our working interest partners of $935,537.

Financing Activities

During the nine months ended September 30, 2015, we borrowed $1,890,000 on the line of credit from Providence, and repaid $540,000 on the line of credit.

During the nine months ended September 30, 2015, we sold 340,000 shares of our common stock at $1.00 per share for gross proceeds of $340,000, less offering costs of $325,425.  This compares to the sale of 1,570,000 shares of our common stock at a price of $0.50 per share for gross proceeds of $785,000 during the nine months ended September 30, 2014.  In July 2014, we completed a private placement that commenced in the second quarter, selling an additional 650,003 shares of stock for proceeds of $325,002.

On July 6, 2015, our public offering expired by the terms of the prospectus. We have engaged a an underwriter for the offering. Pursuant to the engagement of the underwriter, on July 15, 2015, we filed a post-effective amendment to our registration statement on Form S-1. The registration statement, among other things discloses the compensation we will pay the underwriter for underwriting the offering and updates our prospectus with certain information related to our financial condition and business operations. On of November 12, 2015, the SEC declared our registration statement effective. We seek to raise $4,600,000 under the offering.

Capital Expenditures

In February 2015, we acquired the Kingdom Lease covering approximately 1,280 gross (333 net) undeveloped acres in the Wattenberg Field of northeast Colorado. We intend to develop the Kingdom Lease as part of our Todd Creek Farms prospect. We plan to retain up to a 50% working interest on a pro rata basis in the Kingdom Lease.

As of September 30, 2015, we did not have any material commitments for capital expenditures.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer.  Based on this evaluation, our Chief Executive Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Public Offering

We filed a registration statement on Form S-1 (File No. 333-198881) in connection with our initial public offering, which was declared effective by the SEC on February 4, 2015. We commenced our offering the same day. We registered for sale an aggregate of 14,026,003 shares of our common stock, par value $0.001, of which 4,600,000 shares were offered for sale by us and 9,426,003 shares were offered for sale by the selling shareholders referenced in the registration statement. Both the shares offered by us and our selling shareholders were being offered for $1.00 per share. The aggregate offering amount registered by us was $4,600,000 and by our selling shareholders was $9,426,003. As of September 30, 2015, we have sold 340,000 shares for an aggregate of $340,000 and our selling shareholders have sold no shares for an aggregate of $nil. On July 6, 2015, our initial public offering expired and on July 15, 2015, we filed a post-effective amendment to our registration statement on Form S-1. On November 12, 2015, the registration statement was declared effective by the SEC. We are seeking to raise $4,600,000 under the offering.

We received gross proceeds of $340,000 from our public offering between the effective date of our registration statement and September 30, 2015. The following table illustrates the use of proceeds as of September 30, 2015:

As of September 30, 2015
Working Capital	$128,000
General and Administrative	52,738
Legal and Accounting Services	159,262
Total use of proceeds from the IPO	$340,000

Item 6.   Exhibits.

The following exhibits are filed or incorporated by reference in this report:

31.1   Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*  Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 101.INS  XBRL Instance Document

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

PetroShare Corp.

Date: November 16, 2015	By: /s/ Stephen J. Foley
Stephen J. Foley, Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)