Form 10-K
period 2015-12-31
PetroShare Corp.
filed 2016-03-29
CIK 1568079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§203.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                                      Accelerated filer ☐
Non-accelerated filer ☐                                                                      Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, there were 10,998,191 shares outstanding and held by non-affiliates of the registrant. As of that date, there was no public trading market for the registrant’s common stock.
Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 28, 2016
Common Stock, $0.001 par value per share	21,728,191

Documents incorporated by reference: None

PART I
Please see Cautionary Language Regarding Forward-Looking Statements on page 20 of this report for important information contained herein.
Please see page 33 for a glossary of certain terms used in this report.
ITEM 1.  BUSINESS
History and Organization
PetroShare Corp. (“we,” “our,” or “us”) is an independent oil and natural gas company, which was organized to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain or mid-continent region of the United States and produce oil, liquids and/or natural gas from those properties. Currently, all of our properties are located in Colorado. As of March 29, 2016, we had an interest in two gross (0.5 net) wells and 3,099 gross (651 net) acres of oil and gas properties, most of which was undeveloped.
We completed our initial public offering (“IPO”) in November 2015 at $1.00 per share and received gross proceeds of $4,174,000. We raised additional capital pursuant to a private placement of our common stock in December 2015 and January 2016 for gross proceeds of $120,000. We used the initial IPO and private placement funds to acquire additional acreage in our Todd Creek Farms prospect, pay our general and administrative costs, and increase our working capital. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.
We were incorporated under the laws of the State of Colorado on September 4, 2012. We maintain a website at www.petrosharecorp.com. We became an SEC reporting company in February 2015, when a registration statement for our common stock was declared effective. You may access and read our SEC filings through the SEC’s website at www.sec.gov.
Our executive and administrative offices are currently located at 7200 South Alton Way, Suite B-220, Centennial, CO 80112, where we lease approximately 1,400 square feet.
Developments During 2015
During the fiscal year ended December 31, 2015, we continued to execute our plans to grow the Company by acquiring an acreage position in our Todd Creek farms prospect, on which we expect to begin drilling operations in the first quarter of 2017. We also completed our IPO, raising $4,600,000 before offering expenses and commissions and shares of our common stock began trading on the OCTQB of OTCLink under the symbol “PRHR.” Our offering provided us capital for drilling and leasing activity as well as our general and administrative expenses. During the latter half of 2015, we conducted additional fracture stimulation of our Buck Peak wells. However, the fracture stimulation thus far has not provided the increased production we had hoped for and we took both wells off-line for the winter on December 15, 2015, with the expectation of bringing both wells on-line in the second quarter of 2016.
Oil and Gas Properties
We currently have interests in two crude oil and natural gas prospects: (i) our prospect in Moffatt County, Colorado, in the northwest portion of the State, which we refer to as the Buck Peak prospect, and (ii) our prospect in Adams County, Colorado in the northeast portion of the State, which we refer to as the Todd Creek Farms prospect. The Todd Creek Farms prospect is located within the Wattenberg Field, which is a part of the Denver-Julesburg Basin (“DJ Basin”). The DJ Basin generally extends from the Denver metropolitan area throughout northeast Colorado into parts of Wyoming, Nebraska, and Kansas. Below is a map depicting the location of our prospects, as well as our corporate headquarters:

Buck Peak Prospect
Todd Creek Farms Prospect
PetroShare Corporate Offices
MOFFAT
ROUTT
JACKSON
LARIMER
WELD
LOGAN
SEDGWICK
PHILLIPS
MORGAN
RIO BLANCO
GRAND
BOULDER
WASHINGTON
YUMA
ADAMS
GILPIN
DENVER
GARFIELD
EAGLE
SUMMIT
ARAPAHOE
DOUGLAS
ELBERT
KIT CARSON
MESA
PITKIN
LAKE
PARK
DELTA
TELLER
EL PASO
LINCOLN
GUNNISON
CHAFFEE
CHEYENNE
MONTROSE
FREMONT
CROWLEY
KIOWA
OURAY
SAN MIGUEL
SAGUACHE
CUSTER
PUEBLO
DOLORES
SAN JUAN
OTERO
BENT
PROWERS
MINERAL
RIO GRANDE
ALAMOSA
HUERFANO
MONTEZUMA
LA PLATA
ARCHULETA
CONEJOS
COSTILLA
LAS ANIMAS
BACA
Areas shaded in blue signify Oil & Gas Basins

Our primary target in both prospects is the Niobrara formation. The Niobrara formation is a calcareous shale rock formation varying from approximately 200 to 1,500 feet in thickness and extending from Canada to New Mexico, but the vast majority of the oil and natural gas concentration is in Colorado and Wyoming. The formation generally slopes downward from east to west, from Kansas to western Colorado, from depths of approximately 1,500 feet to 12,000 feet below the surface. In our Todd Creek Farms prospect, we also intend to target the Codell formation, which is an oil and natural gas producing tight sandstone formation generally found at depths of approximately 7,000 to 8,000 feet below the surface and is located at the base of the Niobrara – Fort Hays limestone member. Oil and natural gas companies have been producing resources from the Niobrara and Codell formations for over 40 years, but horizontal drilling techniques and hydraulic fracturing have only recently opened up increased production opportunities in the Niobrara and Codell formations.
The Wattenberg Field is located in the DJ Basin and covers more than 2,000 square miles in Colorado between the cities of Denver and Greeley. The majority of the Wattenberg Field lies in Weld County, but reaches into Adams, Arapahoe, Boulder, Broomfield, Denver, and Larimer Counties. Discovered in 1970, and historically a gas field, the Wattenberg Field now produces both crude oil and natural gas primarily from the Niobrara and Codell formations. Advanced horizontal drilling techniques and hydraulic fracturing have unlocked increased production potential within the Wattenberg Field’s tight sands. According to the Colorado Oil and Gas Commission’s records, the Wattenberg Field had in excess of 24,000 producing wells operating in 2015, producing 89,964,666 barrels of oil and 515,953,429 Mcf of gas for the year. According to the U.S. Energy Information Administration’s statistics, the Wattenberg Field ranked fourth in the top U.S. oil fields and ninth in the top U.S. gas fields as of December 31, 2013.
A majority of our leaseholds are held under “paid-up” fee leases. All of the acreage is held by oil and natural gas leases with varying expiration dates, some with options to extend ranging from one to five years, and landowner and other royalties and burdens ranging from 20 to 22-1/2%. A majority of our Buck Peak leases are held by current production and/or drilling and completion efforts and are burdened with total royalties of approximately 21%.

Our leases can be held indefinitely by commercial production. Unless production is established within the area covering our undeveloped acreage, the leases for such acreage eventually will expire. Our leases not held by production are scheduled to expire, including potential extensions, from 2016 until 2020. If our leases expire in an area we intend to explore, we or our working interest partners will have to negotiate the price and terms of lease renewals with the lessors. The cost to renew such leases may increase significantly and we may not be able to renew the lease on commercially reasonable terms, or at all.
As of December 31, 2015, we had no proved reserves.
Buck Peak Prospect
On April 30, 2013, we completed the acquisition of our Buck Peak prospect. The prospect consists of interests in various parcels totaling approximately 7,500 gross acres, of which we acquired approximately 1,000 net acres. We paid $565,310 in cash and issued 67,000 shares of our common stock valued at $67,000 for this acreage. We paid the entire purchase price from our working capital. Our largest working interest position is concentrated in one 672-acre section located at what we believe to be the crest of the Buck Peak Field structural feature. That is where the two drilled wells, described below, are located.
Below is a map depicting the location of our Buck Peak prospect:

6N90W
6
5
4
3
2
1
7
8
9
10
11
12
18
17
16
15
14
13
19
20
21
22
23
24
30
29
28
27
26
25
31
32
33
34
35
36
MOFFAT
ROUTT
RIO BLANCO

Areas shaded in blue signify Oil & Gas Basins

In 2013 and 2014, we successfully drilled, cased, and completed two wells on the Buck Peak prospect. In an effort to diversify our risk and preserve working capital, we sold a majority of the working interest in those wells and currently own a 25% working interest. We are the operator of the wells pursuant to participation agreements and standard form AAPL Form 610 Operating Agreement with our working interest partners. Three other companies, not affiliated with us, own the remaining working interests.
After completing fracture stimulation on some of the lower Niobrara zones, we placed the first well on production on November 26, 2014 and put the second well on production on December 12, 2014. We have completed the installation of permanent surface production facilities for both wells and have weatherproofed the pipes and equipment. During the third quarter of 2015, we fracture stimulated the upper zones of both wells. As of December 2015, one well was producing at a rate of approximately four bbls of oil per day and we were still analyzing the post-fracture stimulation results of the other well. To date, the fracture stimulations have not led to better production or improved operations.
On December 15, 2015, we took the Buck Peak wells offline for the winter months in order to avoid paying excessive operating costs. We expect to bring the wells back on-line during the second quarter of 2016, weather permitting. As of December 31, 2015, we have generated only nominal revenue related to the sale of oil from the Buck Peak prospect.
Oil produced from the Buck Peak wells is stored in tank batteries located onsite and transported by truck for sale at existing spot prices. The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas pipeline systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand, and governmental regulation of production, refining, transportation, and pricing of oil, gas, and other fuels.
Currently, management has determined that further exploration in the Buck Peak prospect area is uneconomic because of the downturn in oil prices over the past several quarters and the nominal production rate of the initial two wells. However, we will maintain the majority of our interests in the prospect area through the terms of the existing leases and will continue to monitor oil prices and the production rates of our wells to determine their impact on further potential exploratory and drilling activities in that area.
We have additional minor working interests (less than 10%) in acreage that is governed by a joint operating agreement designating Southwestern Energy as successor to Quicksilver Resources, Inc. and/or SWEPI LP as the operator. We expect that most, if not all, of these leases will be allowed to expire. Under the provisions of this agreement, Southwestern is the operator and is permitted to propose one or more wells on the acreage covered by the agreement, following which we would be permitted to participate at our election on any acreage which we retain. If we elect to participate, we would be required to pay our proportionate share of the costs and expenses, and would be entitled to a proportionate share of any production from those wells. No wells have been proposed by Southwestern under this agreement as of the date of this report.
Todd Creek Farms Prospect
In November 2014, we entered into a services agreement with Kingdom Resources, LLC (“Kingdom”), a local lease broker affiliated with a local mineral interest owner. This agreement led to our acquisition in May 2015 of an oil and gas lease covering 1,280 gross (333 net) undeveloped acres, which we refer to as the Kingdom Lease, in the Wattenberg Field of northeast Colorado. This property is located approximately five miles northeast of Thornton, Colorado. The Kingdom Lease covers a primary term of five years, beginning on November 24, 2014 and required us to pay to Kingdom $785,630. Kingdom conveyed to us an 80% net revenue interest in the acreage after accounting for landowner and other royalties.

Below is a map depicting the location of our Todd Creek Farms prospect:

6
5
4
3
2
1
7
8
9
10
11
12
18
17
16
15
14
13
1S67W
19
20
21
22
23
24
30
29
28
27
26
25
31
32
33
34
35
36
WELD
LOGAN
MORGAN
WASHINGTON
ADAMS
DENVER
ARAPAHOE
DOUGLAS
ELBERT
LINCOLN

Areas shaded in blue signify Oil & Gas Basins

Also, in May 2015, we entered into a participation agreement with Providence Energy Operators, LLC (“Providence”). The participation agreement assigned Providence the option to acquire a 50% interest in the Kingdom Lease and permits Providence to acquire and participate in any oil and gas development on the Kingdom Lease and other potential leases that may be acquired within an area of mutual interest at its pro rata interest (the “AMI”). The AMI covers an area in Adams County, Colorado containing all of Township 1 South, Range 67 West, consisting of approximately 23,100 gross acres with an additional one mile border around the defined AMI area, plus any other mutually agreeable areas. Upon Providence’s election to participate in a lease acquisition, it is obligated to pay its pro rata share of any lease acquisition costs, including those for the Kingdom Lease, and any expenses necessary to maintain the lease, less a one-time credit extended by us in the amount of $105,000. The participation agreement also contemplates that we would enter into a joint operating agreement with Providence and any proposed operator of the acreage to develop the Kingdom Lease and any additional acreage we acquire in the AMI. The participation agreement grants to Providence the option to participate in any well drilled on the Kingdom Lease on a pro rata basis. Providence exercised its option under the participation agreement to acquire a 50% interest in the Kingdom Lease, effective June 1, 2015, which had the effect of reducing our position in the Kingdom Lease to approximately 171 net acres.
In connection with our acquisition of the Kingdom Lease, we expect to participate as a working interest partner with Providence and owners of other interests in various drilling spacing units, as we intend to retain no more than a 50% working interest in any wells drilled in the Todd Creek Farms prospect. In October 2015, we initiated permitting activities for all of Section 10 on our Todd Creek Farms prospect. Submission of permits are pending receipt of a final surface use schedule from landowners. In October 2015 we submitted an application to space the West half of Section 10 on the Todd Creek Farms prospect. Since that time we have received approval for that 320 acre spacing unit. In January 2016 we submitted an application for spacing on the 400 acres on the east half of Section 10 and a minor portion of Section 3. This application for spacing has subsequently been approved. Upon final permitting approval, we intend to operate the initial wells drilled on this acreage.

We also have begun preliminary discussions with entities we believe would be interested in becoming working interest partners with us with the hope of commencing drilling activities in the first quarter of 2017. We expect to pay for the future drilling program through existing working capital, proceeds from our public and private offerings, our line of credit, and/or the sale of additional working interests.
We are currently in negotiation with an independent third party pursuant to a non-binding letter of intent executed on January 16, 2016 to acquire approximately 300 net acres and one producing well within the east half of Section 10 in our Todd Creek Farms prospect area.
Competitive Advantages
We believe we have certain competitive advantages that set us apart from our competitors in the oil and gas industry, including:
Experienced management and technical team. Our management team has significant experience in finding and developing oil and natural gas. We believe that the strength of our team is its unique relationships with real estate land developers in our areas of focus and our singular geographic focus.
Advanced seismic image processing. Commercial improvements in 3-D seismic data imaging and the development of advanced processing algorithms, including pre-stack depth, beam, and reverse time migration have allowed the industry to better distinguish hydrocarbon traps and identify previously unknown prospects. Specifically, advanced processing techniques improve the definition of the seismic data from a scale of time to a scale of depth, thus correctly locating the images in three dimensions. Our technical team has significant experience utilizing advanced seismic image processing techniques in our area of concentration.
Long-term relationships with industry leading E&P companies. Our management has long-term relationships with multiple exploration and production (“E&P”) companies we believe may have an interest in participating with us, or selling us properties by direct purchase or through farm-in or farm-out arrangements of future wells to be drilled. The reputation of our management team and the compelling characteristics of our prospects in terms of size, geology and potential for attractive economic returns in the current commodity price environment, should present opportunities for jointly exploiting our prospects with industry leading E&P companies.
Lease and Acquisition Strategy
Our prospect identification and analytical approach is based on a thorough understanding of the geologic trends within our focus areas. Our exploration, development and production efforts have been focused in areas where lease acquisition opportunities are available. Our industry network and experience coupled with integration of existing geologic and engineering understanding provides us with unique perspectives on existing producing areas and underexplored formations prospective for hydrocarbon production.
We have acquired leases covering approximately 3,099 gross acres (approximately 651 net acres) and we will evaluate additional sources of growth opportunities with companies that hold active leases in our focus area. Our leases have a 5 year primary term, expiring between 2016 and 2020. We intend to acquire additional leases by lease sale, farm-in, or purchase. As is consistent with a prudent and successful exploitation and development  approach, we believe that additional seismic acquisition, processing, and/or interpretation may become highly advantageous, in order to more precisely define the most optimal drillable location(s).
Drilling and Other Exploratory and Development Strategies
Our plan is to initiate operations on our own property base and attempt to enter into farm-in and farm-out arrangements with other oil and gas companies with established operating capabilities. Our goal is to diversify risk and minimize capital exposure to development, drilling and completion costs. In any drilling, we expect that our retained working interest will be adjusted based upon factors such as well costs and geologic and engineering risk.

Early monetization of a discovered asset or a portion of a discovered asset is an option for us as a means to fund development or additional exploitation projects as an alternative to potential equity or debt offerings. However, if a reasonable value were not received from the market at the discovery stage, then we may elect to retain (subject to lease terms) the discovery asset undeveloped, until a reasonable offer is received in line with our perceived market value of the asset, or we may elect to seek development partners on a promoted basis in order to substantially reduce capital development requirements. We may also evaluate and seek to acquire producing properties that have a strategic relationship to our focus area.
We expect that any drilling activities on our Todd Creek Farms prospect will not commence until the first quarter of 2017, at the earliest and is subject to the Company receiving all the necessary drilling and construction permits.
Governmental Regulation
The production and sale of oil and gas is subject to various federal, state, and local governmental regulations, which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, noise, unitization and pooling of properties, taxation and environmental protection. Many laws and regulations govern the location of wells, the method of drilling and casing wells, the plugging and abandoning of wells, the restoration of properties upon which wells are drilled, temporary storage tank operations, air emissions from flaring, compression, the construction and use of access roads, and the disposal of fluids used in connection with operations. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could have a material adverse effect on our company.
The failure to comply with any such laws and regulations can result in substantial penalties. In addition, the effect of all these laws and regulations may limit the amount of oil and gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. Although we believe we are in substantial compliance with current applicable laws and regulations relating to our oil and natural gas operations, we are unable to predict the future cost or impact of complying with such laws and regulations because such laws and regulations are frequently amended or reinterpreted.
As the operator of Buck Peak prospect and the proposed operator of the Todd Creek Farms prospect, we are responsible for obtaining all permits and government permission necessary to operate the property. We must obtain permits for any new well sites and wells that are drilled.
In February 2013, the Colorado Oil & Gas Conservation Commission (“COGCC”) passed extensive rule changes providing perhaps the most stringent oil and gas regulations in the country, including statewide requirements, commonly known as setbacks, from wells and production facilities, to various structures. In addition, certain Colorado cities, including Fort Collins, Boulder, and Lafayette, have voted to ban hydraulic fracturing but most of these local ordinances have been overturned by the district courts. Currently, two cases brought by the Colorado Oil and Gas Association (COGA) are pending before the Colorado Supreme Court challenging the drilling ban in Lafayette, Colorado and the hydraulic fracturing moratorium in Fort Collins, Colorado.
At one time in 2014, there were several proposed ballot initiatives that could have subjected the oil and gas industry to even greater restrictions and regulatory uncertainty and these initiatives may be revived in the future. The ballot initiatives included statewide setback distances greater than those currently mandated by the COGCC, as well as proposals for local government control of oil and gas operations. In exchange for an agreement withdrawing these potential ballot initiatives, Governor John Hickenlooper appointed an oil and gas task force to study the issues and make recommendations regarding any additional regulation. The recommendations from the task force included proposals to give local governments more input into decisions of the COGCC. On January 25, 2016, the COGCC approved new rules enhancing local government participation in locating and planning for large scale oil and gas operations. The COGCC defined large scale facilities as (i) any location that proposes eight new horizontal, directional, or vertical wells, or (ii) cumulative hydrocarbon storage capacity of 4,000 bbls or more, which are located within an urban mitigation area as defined by COGCC rules. The new COGCC rules also include additional notice and consultation requirements for operators when planning such large scale facilities.

Management does not believe that these new large scale facilities regulations will impact us during the year ended December 31, 2016 because our current well sites do not meet the definitions of large scale facilities and we do not anticipate having more than eight wells or storage capacity of greater than 4,000 bbls prior to the end of the current fiscal year.
Three proposed ballot initiatives for the 2016 ballot, and aimed at oil and gas production, currently remained filed with the Colorado Secretary of State. These ballot initiatives include proposals for a mandatory setback of 2,500 feet for new oil and gas facilities from occupied structures and provide local governments with the primary authority over oil and gas operations within their boundaries.
On March 22, 2016, the Adams County Board of County Commissioners approved amendments to the county’s oil and gas regulatory process, which ended a temporary drilling moratorium previously imposed. The new regulations include an enhanced administrative review process for operators that share a Memorandum of Understanding (MOU) with Adams County, including a site-specific review of any oil and gas permit application. The regulations also require compliance with an Administrative Use by Special Review (“USR”) approval process for oil and gas facilities governed by an MOU between the operator and Adams County. This approval process includes increased notice and submittal requirements. The USR process will consist of a six-week administrative review of the application by the county and appropriate agencies. The application can be approved, approved with conditions, denied or referred to the Board of County Commissioners for a public hearing. If denied, the applicant can appeal to the Board of County Commissioners. Effective March 23, 2016, we have instructed our permitting agent to commence the application for a USR.
The above newly enacted regulations in Adams County and any additional regulations that may result from the referenced ballot initiative efforts may delay our drilling activities and increase our costs of development and production and limit the quantity of oil and gas that we can economically produce to the extent that we use hydraulic fracturing.
Competition
The oil and natural gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes which are engaged in the acquisition of producing properties and the exploration and development of prospects. The majority of our competitors have greater financial, personnel and other resources than we do and therefore have greater leverage with respect to acquiring prospects and producing oil and natural gas. We believe a high degree of competition in this industry will continue for the foreseeable future.
Intense competition in the industry is not limited to the acquisition of oil and natural gas properties but also extends to the technical expertise to find, advance, and operate such properties, the labor to operate the properties, and the capital for the purpose of funding such properties. Our inability to compete with other companies for these resources may have a material adverse effect on our results of operation and business.
Employees
We currently have four employees, including our Chief Executive Officer, President, and Chief Operating Officer. Our Chief Financial Officer serves in his role as an independent contractor. We also engage a number of other independent contractors and consultants to supplement the services of our employees, including geologic, reservoir and facilities engineers, drilling contractors, attorneys, and accountants. We believe our relations with our employees and vendors are outstanding.
Company Facilities
Our executive and administrative offices are currently located at 7200 South Alton Way, Suite B-220, Centennial, CO 80112, where we lease approximately 1,400 square feet. Rent is payable at the rate of $2,151 per month for a term which extends until June 2016. We believe this space is adequate for our needs for the foreseeable future.

ITEM 1A.  RISK FACTORS
Risks Related to Our Business and Financial Condition
Since we are a new business with limited operating history, investors have no basis to evaluate our ability to operate profitability. We were incorporated in September 2012 and have generated only nominal revenue related to the sale of crude oil collected during our testing and production efforts to date. Our activities to date have been limited to organizational efforts, assembling a management team, raising capital, researching, and developing our business plan, completing the acquisition of our two properties, and commencing our first drilling program. We face all of the risks commonly encountered by other new businesses, including the lack of an established operating history, need for additional capital and personnel, and competition. There is no assurance that our business will be successful or that we can ever operate profitably. We may not be able to effectively manage the demands required of a new business in our industry, such that we may be unable to successfully implement our business plan or achieve profitability.
We have essentially no cash flow and are dependent on achieving profitable operations and receipt of additional working capital to fund continued development and implementation of our business plan, and our failure to obtain this capital may cause the partial or total loss of your investment. Significant amounts of capital are required for companies to participate in the business of exploration for and development of oil and natural gas resources, and many companies that are engaged in this business are significantly better capitalized than us. In addition to funds required for the acquisition and development of additional acreage, we will require additional capital to pay our administrative expenses, including salary and rent. Adverse developments in our business or general economic conditions may require us to raise additional financing at prices or on terms that are disadvantageous to existing shareholders. We may not be able to obtain additional capital at all and may be forced to curtail or cease our operations. We will continue to rely on equity or debt financing and the sale of working interests to finance operations until such time, if ever, that we are profitable. The inability to obtain necessary financing may adversely impact our ability to develop our properties and to expand our business operations.
Since we have no reserves at this time, our shareholders cannot be assured that we will have any cash flow in the future. As of December 31, 2015, we had no proved reserves expected to be recovered from our Buck Peak prospect, where we historically invested our capital resources, and are still in the early development stage of our Todd Creek Farms prospect. Even with new technology such as 3D seismic and other exploration techniques, oil and natural gas exploration is a high risk undertaking. As a result, investors have no assurance that we will have any cash flow.
We may be unable to meet our obligations under our line of credit and any default by us may cause us to forfeit all or a portion of our properties. In May 2015, we entered into a line of credit agreement with a third-party creditor, under which we are permitted to borrow up to $5,000,000. The line of credit is secured by certain of our assets and oil and gas interests, including the Kingdom Lease. We are required to pay the entire balance of any amounts borrowed, including accrued interest, no later than June 1, 2018. As of March 28, 2016, we have approximately $1.1 million plus accrued interest outstanding against our line of credit. Our ability to repay the line of credit is dependent on our ability to generate sufficient revenue from operations. If we are unable to make payments in accordance with the terms of the line of credit, our creditor may declare the loan in default, which may result in the loss of some or all of our properties.
Our line of credit contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affect our liquidity, financial condition, and ability to remain in business. The agreement governing our line of credit requires us to comply with certain financial and operational covenants so long as the loan is outstanding. These covenants prohibit us from, among other things, incurring additional indebtedness or making loans to any third party, other than trade debt incurred in the ordinary course of business and selling, leasing, or otherwise disposing of any material assets in excess of $100,000 in any calendar year. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants could result in a default which, if we were unable to obtain a waiver from our creditor, could accelerate our repayment obligations under the line of credit and thereby have a material adverse impact on our liquidity, financial condition, and ability to remain in business.

Our substantial investment in a limited number of prospects and lack of diversification will increase the risk to investors that we may not be profitable. Our investment in the Buck Peak and Todd Creek Farms prospects and the capital required to pay our share of drilling and production costs increases the risk that the operation of our business may not be profitable, as we will not be able to spread the risk of investment and operation over a number of different assets until we become profitable or receive additional investment. If one or both of the wells at the Buck Peak prospect is not successful in producing commercially viable amounts of oil and/or natural gas, or if the Todd Creek Farms prospect is not economic, our business may suffer and you may lose all or part of your investment.
If the Todd Creek Farms and Buck Peak prospects are not commercially productive of oil or natural gas, any funds spent on exploration and production may be lost. All of our current capital investment is tied up in the Todd Creek Farms and Buck Peak prospects. Since the Buck Peak prospect is in the early production stage and has had very limited production to date and our Todd Creek Farms prospect is not yet drilled, we are dependent on establishing sufficient reserves in these prospects for additional cash flow and a return of our investment. If the prospects are not economic, all of the funds that we have invested will be lost. In addition, the failure of the prospects to produce commercially may make it more difficult for us to raise additional funds in the form of additional sale of our equity securities or working interests in other property in which we may acquire an interest.
Our proposed development of the Todd Creek Farms prospect will be costly and there is no assurance the Todd Creek Farms prospect will be profitable. A significant portion of the proceeds we have received from our public and private offerings have been budgeted for paying our share of an anticipated drilling program on the Todd Creek Farms prospect. Any drilling program likely will involve multiple horizontal wells, which are expensive to drill. Our business plan is dependent on, among other things, developing sufficient reserves at the Todd Creek Farms prospect to generate cash flow and provide a return on investment. If we are not successful in producing economically viable amounts of oil and/or gas from the Todd Creek Farms prospect, our business may suffer and you may lose all or part of your investment.
There is no assurance that we will be successful in identifying or acquiring other oil and natural gas prospects. Investigating and locating suitable property for acquisition is expensive and time consuming. If we are successful in identifying one or more additional properties for acquisition, there is no assurance that we can obtain such property at reasonable prices or that sufficient working capital will be available to finance the acquisition.
Our ability to sell any production and/or receive market prices for our production may be adversely affected by lack of transportation, capacity constraints and interruptions. The marketability of any production from the Buck Peak prospect, Todd Creek Farms prospect, or any other interests that we may acquire depends in part upon the availability, proximity and capacity of third-party refineries, natural gas gathering systems and processing facilities. We expect to deliver any oil and natural gas produced from our properties through trucking services and pipelines that we do not own. The lack of availability or capacity of these systems and facilities could reduce the price offered for any production or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties.
We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors. As an “emerging growth company,” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to the following:

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and from holding a vote for stockholder approval of any golden parachute payments not previously approved.
We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on internal controls. Such a report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by our management. If we are unable to maintain and to assert that our internal controls over financial reporting are effective, or if we disclose significant deficiencies or material weaknesses in our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.
We are not required to obtain an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an emerging growth company. For so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to obtain the auditor attestation of our assessment of our internal controls. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an “emerging growth company” until the earliest to occur of (1) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (2) the last day of the fiscal year during which occurs the fifth anniversary of our initial public offering, (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (4) the date on which we are deemed a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Once we are no longer an emerging growth company, compliance with Section 404(b) will be costly.
Our financial statements may not be comparable to other public companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, if the PCAOB adopts new or revised accounting standards and we decide to delay adoption of such changes, our financial statements may not be comparable to companies that comply with public company effective dates and the price of our common stock may be adversely affected.
We are currently not required to register our common stock under the Exchange Act, which reduces the disclosure we are required to provide to our investors compared to other public companies and may adversely affect the price of our stock. Our securities are not currently registered under the Exchange Act, and we may not be required or may not choose to register under that Act in the future. Registration under the Exchange Act would be required if we meet certain minimum asset and shareholder requirements or if any of our securities were to be listed on a national securities exchange. Since we do not believe that we currently meet the minimum requirements for mandatory registration, and we do not expect that our common stock will be listed on a national securities exchange in the foreseeable future, we will not be subject to certain reporting requirements imposed by that Act. Among other consequences, we will not be required to comply with the proxy solicitation rules of the Exchange Act and our directors and officers will not be required to file reports of their trading activity in our stock under Section 16 of the Exchange Act. As a result, there will be less information available to the public regarding our corporate affairs and insider transactions in our common stock than other companies that have registered under the Exchange Act.

Our business is substantially dependent on our senior executive officers and the loss of service of any of these individuals would adversely affect our business. Stephen J. Foley is our Chief Executive Officer and is responsible for overseeing our business, developing our business plan and the strategic vision of our company. Frederick Witsell is our President and is responsible for identifying and managing our properties. Paul Maniscalco is our Chief Financial Officer and is responsible for the oversight of our day-to-day accounting operations as well as our periodic financial reporting. Bill Lloyd is our Chief Operating Officer and is responsible for the management of engineering and operating activities including, coordination of permitting, drilling and completion activities. Each of these individuals is critical to the perceived success of our business. The loss of service of any of these individuals would adversely affect our business, as we have very limited personnel and expect to rely on contractors for a majority of services that we require. There is no assurance we would be able to replace any of such individuals, or if so, on terms that were acceptable to our company. We have no key man life insurance on any of these individuals.
Because we do not have an audit or compensation committee, shareholders will have to rely on our Board of Directors, which includes only one “independent” director as defined by a national securities exchange, to perform these functions. We do not presently maintain an audit or compensation committee. These functions are performed by our Board of Directors as a whole and only one of the members of our Board meets the definition of “independent” under the rules of any national securities exchange. Since two of our current Board members are also part of our management team, there is a potential conflict where these individuals participate in discussions concerning management compensation and audit issues that may affect management decisions. This lack of independence may adversely affect our corporate governance and the operation of our business.
Colorado law and our Articles of Incorporation may protect our directors from certain types of lawsuits at the expense of the shareholders. The laws of the State of Colorado provide that directors of a corporation shall not be liable to the corporation or its shareholders for monetary damages for all but limited types of conduct. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances.
Risks Relating to the Energy Production and/or Distribution Industry
Oil and natural gas exploration and development are affected by fluctuations in oil and natural gas prices, and low prices could have a material adverse effect on the future of our business. If exploration efforts are successful in identifying economic amounts of oil and natural gas, our future success will depend largely on the prices received for any oil or natural gas production. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect the ability to raise additional capital. Lower prices may also affect the amount of oil and natural gas that can be commercially produced from reserves either discovered or acquired. Lower prices may also make it uneconomical to drill in certain areas.
Prices for oil and natural gas fluctuate widely. For example, the price of West Texas Intermediate (WTI) Crude Oil, as quoted on NYMEX, has ranged from a high of $65.73 per barrel to a low of $29.85 per barrel in the twelve months ended March 28, 2016. The price of WTI on March 28, 2016, was $39.39 per barrel. Factors that can cause price fluctuations include:
•	The level of consumer product demand;
•	The domestic and foreign supply of oil and natural gas;
•	Weather conditions;

•	Domestic and foreign governmental regulations;
•	Actions by other producers, including the Organization of the Petroleum Exporting Countries (OPEC);
•	The price and availability of alternative fuels;
•	Political and ethnic conflicts in oil and natural gas producing regions;
•	The price of foreign imports; and
•	Overall economic conditions.
The following table shows the high and low quarterly price per barrel of West Texas Intermediate (WTI) Crude Oil for 2015, as quoted on NYMEX:
Year Ended December 31, 2015	High	Low
Fourth Quarter	$49.63	$34.73
Third Quarter	56.96	38.24
Second Quarter	61.43	49.14
First Quarter	54.56	43.46
The cost of oil and natural gas exploration is extremely volatile and may adversely affect our operations. The costs of oil and natural gas exploration, such as the costs of drilling rigs, casing, cement, and pumps, and the fuel and parts necessary to keep the rigs and pumps operating and the costs of the oil field service crews have been volatile over the past few years in direct proportion to the amount of ongoing oil and natural gas exploration. As with most other companies involved in resource exploration and development, we may be adversely affected by future increases in the costs of conducting exploration, development and resource extraction that may not be fully offset by increases in the price received on sales of oil or natural gas.
Our operations are subject to health, safety and environmental laws and regulations which may expose us to significant costs and liabilities and which may not be covered by insurance. Our oil and natural gas exploration will be subject to stringent and complex federal, state and local laws and regulations governing health and safety aspects of our operations, the discharge of materials into the environment and the protection of the environment. These laws and regulations may impose on our operations numerous requirements, including the obligation to obtain a permit before conducting drilling or underground injection activities; restrictions on the types, quantities and concentration of materials that may be released into the environment; limitations or prohibitions of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; specific health and safety criteria to protect workers; and the responsibility for cleaning up any pollution resulting from operations. Numerous governmental authorities such as the U.S. Environmental Protection Agency, or the EPA, and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; the issuance of injunctions limiting or preventing some or all of our proposed operations; and delays in granting permits and cancellation of leases.
There is an inherent risk of incurring significant environmental costs and liabilities in the performance of our operations, some of which may be material, due to our handling of petroleum hydrocarbons and wastes, our emissions to air and water, the underground injection or other disposal of our wastes, the use of hydraulic fracturing fluids and historical industry operations and waste disposal practices. Under certain environmental laws and regulations, we may be liable regardless of whether we were at fault for the full cost of removing or remediating contamination, even when multiple parties contributed to the release and the contaminants were released in compliance with all applicable laws. In addition, accidental spills or releases on our properties may expose us to significant liabilities that could have a material adverse effect on our financial condition or results of operations and which may not be covered by insurance. Aside from government agencies, the owners of properties where our wells are located, the operators of facilities where our petroleum hydrocarbons or wastes are expected to be taken for reclamation or disposal and other private parties may be able to sue us to enforce compliance with environmental laws and regulations, collect penalties for violations or obtain damages for any related personal injury or property damage. Some sites are located near current or former third-party oil and natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly material handling, emission, waste management or cleanup requirements could require us to make significant expenditures to attain and maintain compliance or may otherwise have a material adverse effect on our own results of operations, competitive position or financial condition. We may not be able to recover some or any of these costs from insurance.

Federal, state, and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as government reviews of such activities, could result in increased costs, additional operating restrictions or delays, and adversely affect our production and/or ability to book future reserves. Hydraulic fracturing involves the injection of water, sand or other proppants, and chemical additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the proppant, enabling the oil or natural gas to flow to the wellbore. The process is typically regulated by state oil and natural gas commissions; however, the EPA asserted federal regulatory authority over certain hydraulic-fracturing activities involving diesel fuel under the Safe Drinking Water Act. In addition, the COGCC has adopted (and other states have adopted or are considering adopting) regulations that impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. Further, on February 23, 2014, Colorado’s Air Quality Control Commission fully adopted EPA’s Standards of Performance for Crude Oil and Natural Gas Production, Transmission, and Distribution; adopted corresponding revisions to its emissions reporting and permitting framework; and adopted complimentary oil and gas control measures. These regulations will affect our operations, increase our costs of exploration and production and limit the quantity of oil and natural gas that we can economically produce to the extent that we use hydraulic fracturing.
Certain cities in Colorado have implemented bans or moratoriums on hydraulic fracturing, some of which are subject to lawsuits currently pending before the Colorado Supreme Court. In addition, several ballot initiatives were proposed and subsequently withdrawn in Colorado in 2014 seeking to impose additional restrictions on hydraulic fracturing and oil and natural gas development. Proposals of similar ballot initiatives may occur in 2016. Three proposed ballot initiatives for the 2016 ballot, and aimed at oil and gas production, currently remained filed with the Colorado Secretary of State. These ballot initiatives include proposals for a mandatory setback of 2,500 feet for new oil and gas facilities from occupied structures and provide local governments with the primary authority over oil and gas operations within their boundaries.
Effective March 22, 2016, Adams County adopted new amendments to the county’s oil and gas regulatory process. The new regulations include an enhanced administrative review process, which may increase our costs or delay our drilling program. In the event that additional regulations or legal restrictions at the federal, state or local level is adopted related to hydraulic fracturing or other development activities in the areas in which we currently or in the future plan to operate, we may incur additional costs to comply with such requirements that may be significant in nature, and also could become subject to additional permitting and siting requirements and cause us to experience added delays or curtailment in the pursuit of exploration, development, or production activities. Furthermore, these additional costs may put us at a competitive disadvantage compared to larger companies in the industry which can spread such additional costs over a greater number of wells and larger operating staff.
Competition in the oil and natural gas industry is intense and many of our competitors have resources that are substantially greater than ours. We operate in the highly competitive environment to acquire producing prospects and productive properties, marketing oil and natural gas and securing equipment and trained personnel. As a small oil and natural gas company, most competitors, including major and large independent oil and natural gas companies, possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit. Our ability to acquire additional prospects and discover reserves in the future will depend on our ability to evaluate and select suitable properties and consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Larger competitors may be better able to withstand sustained periods of unsuccessful drilling and absorb the burden of changes in laws and regulations more easily than we can, which would adversely affect our competitive position. We may not be able to compete successfully in the future in acquiring prospective properties, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.

We may incur losses as a result of title deficiencies. We own working and revenue interests in oil and natural gas leasehold interests. The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial condition. Title insurance covering mineral leaseholds is not generally available and, in all instances, we forego the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease until the drilling block is assembled and ready to be drilled. As is customary in our industry, we rely upon the judgment of oil and natural gas lease brokers, in-house landmen or independent landmen who perform the field work in examining records in the appropriate governmental offices and abstract facilities before attempting to acquire or place under lease a specific mineral interest. We do not always perform curative work to correct deficiencies in the marketability of the title to us. In cases involving serious title problems, the amount paid for affected oil and natural gas leases can be lost, and the target area can become undrillable. We may be subject to litigation from time to time as a result of title issues.
The oil and natural gas business involves many operating risks that can cause substantial losses. The oil and natural gas business involves a variety of operating risks, including:
•	Fires;
•	Explosions;
•	Blow-outs and surface cratering;
•	Uncontrollable flows of underground natural gas, oil or formation water;
•	Natural disasters;
•	Pipe and cement failures;
•	Casing collapses;
•	Embedded oilfield drilling and service tools;
•	Abnormal pressure formations; and
•	Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases.
If any of these events occur, we could incur substantial losses as a result of:
•	Injury or loss of life;
•	Severe damage to and destruction of property, natural resources or equipment;
•	Pollution and other environmental damage;
•	Clean-up responsibilities;
•	Regulatory investigation and penalties;
•	Suspension of our operations; or
•	Repairs necessary to resume operations.

If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital. We currently have general liability insurance with a combined single limit per occurrence of not less than $1,000,000 for bodily injury and property damage and a combined occurrence limit of $2,000,000, an excess umbrella liability policy for up to $5,000,000, and control of well insurance with limits of $5,000,000 for any one occurrence. For other risks, however, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect operations and/or our financial condition. Moreover, we cannot assure shareholders that we will be able to maintain adequate insurance in the future at rates considered reasonable.
Extensive state and federal regulation may be costly to comply with and result in significant fines and penalties. Companies that explore for and develop, produce and sell oil and natural gas in the United States are subject to extensive federal, state, local and tribal laws and regulations, including complex tax and environmental laws and the corresponding regulations, and are required to obtain various permits and approvals from federal, state, local and tribal agencies and authorities. Our ability to obtain, sustain and renew the necessary permits and approvals from federal, state, local and tribal agencies and authorities on acceptable terms and without unfavorable restrictions or conditions is subject to a change in regulations and policies and to the discretion of the applicable governmental agencies or authorities, among other factors. Possible regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and natural gas.
Risks Related to Our Common Stock
Our stock price has been and may continue to be volatile and as a result you could lose all or part of your investment. In addition to volatility associated with over-the-counter securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:
•	failure to successfully implement our business plan;
•	failure to meet our revenue or profit goals or operating budget;
•	decline in demand for our common stock;
•	sales of additional amounts of common stock;
•	downward revisions in securities analysts’ estimates or changes in general market conditions;
•	investor perception of our industry or our prospects; and
•	general economic trends.
In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.
The sale of a substantial number of shares of our common stock may cause the price of our common stock to decline. We registered a total of 9,426,003 shares for sale by our shareholders commensurate with our IPO. Our common stock is currently extremely thinly-traded and it is likely that market sales of large amounts of common stock (or the potential for those sales even if they do not actually occur) could cause the market price of our common stock to decline, which may make it difficult to sell our common stock in the future at a time and price which we deem reasonable or appropriate and may also cause you to lose all or a part of your investment.
A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote. Our executive officers, directors, and certain beneficial owners beneficially own approximately 58.8% of our common stock as of the date of this report. Under our Articles of Incorporation and Colorado law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals shall strongly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. We have no existing agreements or plans for mergers or other corporate transactions that would require a shareholder vote at this time. However, shareholders should be aware that they may have limited ability to influence the outcome of any vote in the future.

Since our common stock is not presently nor expected to be listed, on a national securities exchange, trading in our shares will likely be subject to rules governing “penny stocks,” which will impair trading activity in our shares. Our common stock is currently subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. Those disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document required by the SEC. These rules also require a cooling off period before the transaction can be finalized. These requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.
FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock. In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.
Issuance of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. We have the authority to issue up to 110,000,000 shares of stock, including 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our stock without shareholder approval. Because our common stock is not currently listed on a national securities exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. These future issuances could be at values substantially below the price paid for our common stock by investors in this offering. In addition, we could issue large blocks of our stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval. Because the trading volume of our common stock is relatively low, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.
The issuance of preferred stock in the future could adversely affect the rights of the holders of our common stock. An issuance of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our Board of Directors’ authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.
We have never paid dividends on our common stock and we do not anticipate paying any in the foreseeable future. We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop our business plan and generate revenue from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board of Directors.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
In this Annual Report, references to “PetroShare,” the “Company,” “we,” “us,” and “our” refer to PetroShare Corp., the Registrant.
The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “will,” “would,” and similar words or expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements and information are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, and there can be no assurance that such statements and information will prove to be accurate. Therefore, actual results and future events could differ materially from those anticipated in such statements and information. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions. Readers should not place undue reliance on forward-looking statements.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS
From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. No legal proceedings, government actions, administrative actions, investigations, or claims are currently pending against us or our officers and directors in which we are adverse.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Beginning November 23, 2015, our common stock was quoted on the OTCQB of OTCLink under the symbol “PRHR.” Prior to that date, there was no trading market for our common stock.
The table below sets forth the high and low bid prices for our common stock on the OTCQB for the last fiscal year:
Fiscal Year Ended December 31, 2015	High Bid	Low Bid
Fourth Quarter	$3.49	$1.10
On March 28, 2016, the high and low bid price of our common stock on the OTCQB were $0.67 and $0.65, respectively.
Because our common stock is thinly traded and is not listed on a national securities exchange, the price for our common stock may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors that we discuss in this report, including the many risks associated with our stock, may have a significant impact on the market price of our common stock. The market for our common stock will be affected by the offer and sale of our common stock by existing securities holders.
Holders of our Common Stock
As of March 28, 2016, we have outstanding 21,728,191 shares of common stock and approximately 128 holders of record of our common stock.
Penny Stock Rules
Due to the price of our common stock, as well as the fact that our stock is not listed on a national securities exchange, our stock is characterized as a “penny stock” under applicable securities regulations. As a result, we are subject to rules adopted by the SEC and FINRA regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish the customer with a document containing information prescribed by rule and obtain from the customer an executed acknowledgment of receipt of that document. Also, because of the relatively low trading price of our common stock, many brokerage firms may be unwilling to effect transaction in our common stock.
The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an adverse effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.
Dividend Policy
We have never declared or paid dividends on our common stock and we do not expect to pay any in the near future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. Any earnings in the foreseeable future likely will be reinvested into our company. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

Public Offering and Use of Proceeds
We filed a registration statement on Form S-1 in connection with our initial public offering, which was declared effective by the SEC on February 4, 2015. We commenced our offering the same day. We registered for sale an aggregate of 4,600,000 shares for $1.00 per share. From the effective date through July 6, 2015, the day our self-underwritten offering expired by its terms, we sold 340,000 shares for an aggregate of $340,000.
On July 15, 2015, we filed a post-effective amendment to our registration statement on Form S-1 (File No. 333-198881), which was declared effective by the SEC on November 12, 2015. In connection with filing the Post-Effective Amendment, we engaged Noble Financial Capital Markets (“Noble”) to act as our underwriter. Effective November 12, 2015, we entered into a firm-commitment underwriting agreement with Noble, pursuant to which Noble agreed to purchase from us 4,260,000 shares for $0.90 per share. The offering commenced November 12, 2015. On November 19, 2015, Noble purchased 4,260,000 shares from us for $0.90 per share, resulting in proceeds of $3,834,000 before offering expenses (other than underwriting commissions).
We received gross proceeds of $4,174,000 from our public offering between the effective date of our original registration statement and December 31, 2015. The following table illustrates the use of proceeds as of December 31, 2015:
As of December 31, 2015
Drilling and Leasing Activity	185,000
General and Administrative	267,076
Legal and Accounting Services	191,200
Total use of proceeds from the offering	$643,276
Recent Sales of Unregistered Securities
In December 2015, we sold 25,000 shares of common stock to one accredited investor in a private placement at a price of $1.00 per share, for gross proceeds of $25,000. In January 2016, we sold 95,000 shares of common stock to one accredited investor in a private placement at a price of $1.00 per share, for gross proceeds of $95,000.
ITEM 6.  SELECTED FINANCIAL DATA
Not required for smaller reporting companies.
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion updates and summarizes our plan of operation as of March 29, 2016 for the next twelve months. It also analyzes (i) our financial condition at December 31, 2015 and December 31, 2014, and (ii) our results of operations for the years ended December 31, 2015 and 2014. The following discussion and analysis should be read in conjunction with accompanying financial statements and related notes included elsewhere in this report.

We were organized on September 4, 2012 under the laws of the State of Colorado to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain and Mid-Continent region of the United States. We are currently the operator of two oil and gas wells in Moffat County, Colorado, as part of our Buck Peak prospect. We also have acquired oil and gas leases covering 1,460 gross acres (244 net acres) in Adams County, Colorado, which we intend to develop as part of our Todd Creek Farms prospect.

Plan of Operation
Our plan of operation for the next twelve months includes: (i) maintaining our wells on the Buck Peak prospect, (ii) continuing permitting and development of our drilling program on the Todd Creek Farms prospect and other leases that might be acquired under our services agreement, (iii) identifying potential lease and asset acquisitions that have the potential to deliver compelling economics in the prevailing price environment and (iv) review and participate, if economic, in projects from third party operators proposing wells which include portions of our lease holdings.
Buck Peak Prospect
On November 26, 2014, we put our first well (Kowach #3-25) into production and on December 12, 2014, we put our second well (Voloshin #3-25) into production, both of which are located on our Buck Peak prospect. Historically through September 30, 2015 each well had produced an average of two to ten barrels (bbls) of oil per day. During the third quarter of 2015 we fracture stimulated the upper zones of both wells in an attempt to increase the rate of production. As of December 2015, one well was producing at a rate of approximately four bbls of oil per day and we were still analyzing the post-fracture stimulation results of the other well. To date, we have been unable to determine if the fracture stimulations have led to better production or improved operations.
On December 15, 2015, we took the Buck Peak wells offline for the winter months in order to avoid paying excessive operating costs. We expect to bring the wells back on-line during the second quarter of 2016, weather permitting. As of December 31, 2015, we have generated only nominal revenue related to the sale of oil from the Buck Peak prospect. We financed the fracture stimulation through the proceeds received from our public offering and the line of credit.
Currently, management has determined that further exploration in the Buck Peak prospect area is un-economic because of the downturn in oil prices over the past several quarters and the nominal production rate of the initial two wells. However, we will maintain the majority of our interests in the prospect area through the terms of the existing leases and will continue to monitor oil prices and the production rates of our wells to determine their impact on further potential exploratory and drilling activities in that area.
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
Todd Creek Farms Prospect
In February 2015, and as revised on May 6, 2015, we accepted an assignment of an oil and gas lease from Kingdom Resources, LLC, a privately-held limited liability company organized under the laws of the State of Colorado (“Kingdom”). We intend to develop the Kingdom Lease area as part of our Todd Creek Farms prospect. The Kingdom Lease covers a primary term of five years, beginning on November 24, 2014. The assignment required us to pay $785,630 to Kingdom and conveyed to us an 80% net revenue interest in the acreage, after accounting for landowner and other royalties. Pursuant to the provisions of a participation agreement, we assigned the right to acquire up to 50% of our interest in the Todd Creek Farms prospect to Providence in part consideration for extending us the line of credit. Closing of the Kingdom Lease was completed on May 15, 2015. We paid for the Kingdom Lease using proceeds from our public offering and the line of credit, which is discussed in more detail under “Liquidity and Capital Resources.”
We financed the acquisition of the Kingdom Lease through a line of credit agreement that we entered into in May 2015 with Providence. Under the terms of the line of credit, we are able to borrow an amount not to exceed $5,000,000 for use in paying our general and administrative expenses as well as costs related to the acquisition and development of oil and gas properties. As partial consideration for extending us the line of credit, we entered into a participation agreement with Providence, pursuant to which Providence has the option to acquire up to a 50% interest in the Todd Creek Farms prospect and permits Providence to acquire a pro rata interest and participate in any oil and gas development on the Todd Creek Farms prospect and other potential leases that might be acquired within an area of mutual interest. Providence exercised its right to acquire 50% of the interest in the Kingdom Lease, with an effective date of June 1, 2015.

As part of our acquisition of the Kingdom Lease, we expect to participate as a working interest partner with Providence and owners of other interests in various drilling spacing units, as per our current plan we intend to retain up to a 50% working interest in any wells drilled in the Todd Creek Farms area of mutual interest. We expect to pay for the future drilling program from available working capital, our line of credit, and/or the sale of additional working interests. The timing of any wells, as well as the number of wells in which we may participate, is dependent on our receipt of capital in the future.
Under the terms of the participation agreements concerning the Buck Peak prospect as well as those affecting our interest in the Todd Creek Farms prospect, we are required to pay our proportionate share of the costs of the wells. Accordingly, the ultimate success of our business plan depends on our ability to generate sufficient revenue from the sale of produced crude oil and natural gas and to raise additional capital to cover our fixed and variable expenses. Moving forward, we believe the major components of our fixed expenses will include executive compensation, general office expenses, and legal and accounting fees, which we anticipate will be similar to our fixed expenses for the year ended December 31, 2015 (see further discussion in “Liquidity and Capital Resources”). We anticipate the variable expenses will primarily include acquiring acreage and costs of drilling activities. Cash flow from the initial drilling program is not currently sufficient to offset general and administrative expenses and fund additional drilling programs and acquisitions.
We cannot fully determine what impact the recent volatility in crude oil and natural gas prices may have on our ongoing operations and future operations if such volatility continues into the future. Our decision on whether to drill and complete wells is based on both the prevailing commodity prices and the cost to drill such wells. We actively monitor development cost estimates as they relate to changing commodity prices. Our ability to acquire financing and/or properties, drill wells, identify working interest and or industry partners may all be negatively impacted by a continued depressed price of oil and gas.  See additional considerations related to price volatility at Item 1A. Risk Factors.

Results of Operations for the Years Ended December 31, 2015 Compared to December 31, 2014
The following provides selected financial information and averages for the years ended December 31, 2015 and 2014:
	For the year ended December 31,
	2015	2014
Revenue
Crude Oil	$1,328	$7,394
Natural Gas	-	-
Total revenue	1,328	7,394
Total production expense(1)	31,909	20,595

Gross profit (loss)	$(30,581)	$(13,201)

Depletion and depreciation expense	$10,860	$715,123

Sales volume(2), (4)
Oil (Bbls)	36.6	91.5
Gas (Mcfs)	-	-
BOE	36.6	91.5
Average sales price(3)
Oil (per Bbl)	$36.29	$80.81
Gas (per Mcf)	$-	$-
BOE	$36.29	$80.81
Average per BOE
Production expense	$871.82	$225.08
Gross profit (loss)	$(835.54)	$(144.27)
Depletion expense	$380.36	$7,824.69
___________________________
(1)	Overall lifting cost (oil and gas production costs, including production taxes).
(2)	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reporting by third party operators.
(3)	Averages calculated based upon non-rounded figures.
(4)	During 2015, we produced nominal volumes of oil and elected to cease the sale of oil after our fiscal quarter ended March 31, 2015. Nominal oil volumes produced have been stored in tank batteries.

Review of Operations for the year ended December 31, 2015 Compared to December 31, 2014
Overview:  Our net loss for the year ended December 31, 2015 was $1,523,375 or $0.09 per share, compared to a net loss of $2,642,662 or $0.17 per share, for the year ended December 31, 2014.  The decrease in net loss of $1,119,287 for 2015 resulted primarily from a decrease in our impairment loss and depreciation, depletion and amortization, partially offset by an increase in our general and administrative expenses.
Revenues:  Crude Oil sales revenue decreased $6,066 or 82% for the year ended December 31, 2015 to $1,328 from $7,394 for the year ended December 31, 2014, as described in “Volumes and Prices” below.
Volumes and Prices:  Crude oil sales volumes decreased 54.9 bbls or 60% for the year ended December 31, 2015, compared to the year ended December 31, 2014.  The oil sales volumes for the year ended December 31, 2015 were the result of only producing nominal volumes of oil and our election not to sell any volumes produced in the most recent three quarters.  In the 2014 period, we produced only nominal volumes as we had initially commenced production on our two wells in November 2014. For the year ended December 31, 2015, average sales price received decreased to $36.29 per bbl from $80.81 per bbl for 2014. The decrease of $44.52 or 55% per bbl results from price volatility experienced in the crude oil market during 2015.

Production Expense:  Production expense is comprised of the following items:
	Year ended December 31,
	2015	2014
Lease operating costs	$31,864	$20,595
Production taxes	(11)	-
Transportation and other costs	56	-
Total	$31,909	$20,595

Total production expense increased $11,314 or 55% for the year ended December 31, 2015, as compared to the expense for the year ended December 31, 2014, primarily due to lease operating costs and transportation expense related to the wells placed into production during the fourth quarter of 2014, partially offset by decreased production volumes.
Routine lease operating expense (“LOE”), consisting of field personnel, fuel/power, chemicals, disposal, transportation and other costs, per BOE was $870.60 for the year ended December 31, 2015, compared to $225.08 for the year ended December 31, 2014. As a percent of crude oil and natural gas sales revenue, routine LOE was 23,994% for the year ended December 31, 2015, compared to 279% for the year ended December 31, 2014.
Production taxes for the year ended December 31, 2015 amounted to $(11); there were no production taxes in the corresponding prior period.  Negative production taxes for the year ended December 31, 2015 resulted from adjustments to a December 31, 2014 revenue accrual for the three months ended December 31, 2014.
Overall production costs (crude oil and natural gas production costs, including production taxes) per BOE was $871.82 for the year ended December 31, 2015, compared to $225.08 for the year ended December 31, 2014.
General and administrative expenses: We incurred general and administrative expenses of $1,265,134 during the year ended December 31, 2015 compared to $676,698 in the year ended December 31, 2014, representing an increase of $588,436, or 87%. This increase is attributable to an increase in share-based compensation expense, to $191,205 from $nil in the prior period; increases in salary and wage expenses related to the payment of bonuses and the addition of new employees, to $498,000 from $306,000, and legal and accounting fees associated with becoming a public company required to file reports with the SEC, compared to limited activity in the prior period as we were commencing operations.
Depreciation, depletion, amortization, and accretion expense:  Depletion, depreciation, amortization and accretion decreased $702,037, or 98% to $13,921 for the year ended December 31, 2015, compared to $715,958 for the year ended December 31, 2014.  The decrease in expense was a result of a lower depletion rate in 2015 related to lower production volumes coupled with the fact that our first production was recorded during the fourth quarter of 2014 simultaneous with the company receiving its first reserve report effective December 31, 2014 which resulted in a significant depletion rate for capitalized costs.
Impairment losses: During the year ended December 31, 2015, we recorded an impairment loss of $154,776 compared to a loss of $1,236,842 for the year ended December 31, 2014.  The impairment loss recorded during the year ended December 31, 2014 resulted from the completion of our two wells in the fourth quarter of the fiscal year coupled with the nominal value ascribed to our proved reserves as of December 31, 2014. During the year ended December 31, 2015, we incurred additional costs related to a fracture stimulation performed on these two wells. As the fracture stimulation did not significantly improve the economics of the two wells and as we have ascribed no value to our proved reserves, the additional costs incurred resulted in additional impairment expense.
Interest income (expense): During the year ended December 31, 2015, we recognized interest income of $45 compared to $37 in the year ended December 31, 2014.  During the year ended December 31, 2015, we recognized interest expense of $48,602 compared to $nil in the year ended December 31, 2014, an increase of 100%.  The interest expense recognized in the current period relates to the line of credit advances recorded during the year.

Liquidity and Capital Resources
Working Capital
As of December 31, 2015, we had working capital of $3,111,489, comprised of current assets of $3,425,028 and current liabilities of $313,539. Working capital increased by $2,839,994 from $271,495 as of December 31, 2014, due to proceeds received from our IPO and a private placement of our common stock, partially offset by a decrease in nominal revenues for 2015, as well as increased general and administrative expenses, costs associated with completing and fracture stimulating our first two wells, costs associated with our public offering, and costs associated with our status as a public company required to file reports with the SEC and production related expenses.
Our working capital may decrease in the future as we draw down amounts on the line of credit and invest those proceeds in acquisition or development of capital assets or pay our general and administrative and other expenses.  However, the line of credit provides us with additional liquidity to operate our business, and we believe that we have sufficient liquidity and capital for the next 12 months. Depending on any drilling that we undertake in 2016, we may require more capital in 2017.
During the year ended December 31, 2015, we sold 4,625,000 shares of our common stock for gross proceeds of $4,199,000, less offering costs of $364,999.  This compares to the sale of 2,220,003 shares of our common stock for gross proceeds of $1,110,002, less offering costs of $12,972 during the year ended December 31, 2014. To date, we have generated all of our capital resources through the sale of common stock, prospect fees received from working interest partners, drilling advances from working interest partners, and advances under our line of credit.
On May 13, 2015, we  borrowed $1,000,000 on our line of credit to pay for the Kingdom Lease and general and administrative expenses. On July 17, 2015, we borrowed an additional $540,000 against the line of credit in anticipation of a proposed transaction; the transaction was never consummated and we repaid this amount on August 15, 2015. On September 14, 2015, we borrowed an additional $350,000 against the line of credit to pay for title diligence, surveying and permitting, and general and administrative expenses. During the year ended December 31, 2015, we recorded a non-cash payment against the line of credit of $287,815 related to the assignment of interests in the Todd Creek Farms prospect to Providence.  To date, we have generated nominal cash from operations and negative cash flows from operating activities.
The line of credit provides us capital to pay for our general and administrative expenses as well as capital for development and additional drilling and leasing activities.  The amount we invest in development, drilling, and leasing activities will depend on, among other factors, opportunities presented to us and the success of any future fundraising efforts. The most significant of our future capital requirements include (i) costs to acquire any additional acreage which we may identify in the areas surrounding the Kingdom Lease or other areas that we may identify; (ii) costs to drill additional wells; (iii) approximately $92,000 per month for salaries and other corporate overhead; and (iv) legal and accounting fees associated with our status as a public company required to file reports with the SEC. We anticipate funding these projected capital requirements with existing cash, proceeds from the sale of common stock and/or the line of credit.
Cash Flows
Year ended December 31, 2015 Compared to December 31, 2014
Operating Activities
Net cash used in operating activities during the year ended December 31, 2015 was $1,417,532 compared to $2,418,898 during the year ended December 31, 2014, representing a decrease of $1,001,366. The significant decrease in the 2015 period is attributable to several factors, including satisfaction of accounts payable and accrued liabilities incurred in connection with drilling and completion of the Buck Peak wells, and payment of drilling advances on behalf of our working interest partners in the 2014 period. We expect that our operating activities will continue to use, rather than provide, cash until such time as we can generate sufficient additional revenue from our planned drilling and development efforts.

 Investing Activities
Net cash used in investing activities during the year ended December 31, 2015 was $892,721 compared to $941,785 during the year ended December 31, 2014, representing a decrease of $49,064. During the 2015 period, we paid $715,595 for the acquisition of properties composed primarily of the Kingdom Lease. During the 2015 period, we also paid $177,126 for our share of the development of our properties. During the 2014 period, investments totaling $1,877,322 related to the development and acquisition of oil and gas properties, together with acquisition of the interest of a former working interest partner, were partially offset by proceeds received from our working interest partners of $935,537.
Financing Activities
During the year ended December 31, 2015, we borrowed $1,890,000 on the line of credit from Providence, and repaid $827,815 of that amount.
During the year ended December 31, 2015, we sold in our IPO and a follow-on private placement 4,625,000 shares of our common stock for gross proceeds of $4,199,000, less offering costs of $364,999.  This compares to the sale of 2,220,003 shares of our common stock for gross proceeds of $1,110,002, less offering costs of $12,972 during the year ended December 31, 2014.
Off-Balance Sheet Arrangements
We have no significant off balance sheet transactions, arrangements or obligations.
Critical Accounting Policies
The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our financial statements in accordance with generally accepted accounting principles in the United States of America (US GAAP), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given sent of facts and circumstances and a complex set of decisions.
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

Unproved.

Unproved properties consist of costs to acquire undeveloped leases as well as costs to acquire unproved reserves. Undeveloped lease costs and unproved reserve acquisitions are capitalized, and individually insignificant unproved properties are amortized on a composite basis, based on past success, past experience and average lease-term lives. We evaluate significant unproved properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage. When successful wells are drilled on undeveloped leaseholds, unproved property costs are reclassified as proved properties and depleted on a unit-of-production basis.

Asset Impairment

Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter, or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such field. The estimated future undiscounted cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. The discounted cash flow method utilizes the most recent third party reserve estimation report and estimates future cash flows based on management’s estimates of future crude oil and natural gas production, commodity prices based on commodity futures price strips, operating and development costs, and a risk-adjusted discount rate.

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

Revenue Recognition

We recognize revenue from the sale of crude oil and natural gas when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

In general, settlements for hydrocarbon sales may occur after the month in which the oil, natural gas or other hydrocarbon products were produced.  We may estimate and accrue for the value of these sales using information available to us at the time our financial statements are generated.  Differences are reflected in the accounting period that payments are received from the purchaser.

Share Based Compensation

We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards in accordance with ASC 718, “Compensation.” The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life, the price volatility of the underlying stock, and the estimated dividend yield of the underlying stock. Our expected term represents the period that stock-based awards are expected to be outstanding and is determined based on the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. As there was  insufficient historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options. Our common stock has limited historical trading data, and as a result the expected stock price volatility is based on the historical volatility of a group of publicly traded companies that share similar operating metrics and histories. We have never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero.

New Accounting Pronouncements

Recently Issued

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers."  The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 will supersede most of the existing revenue recognition requirements in United States GAAP when it becomes effective and is required to be adopted using one of two retrospective application methods.  In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers – Deferral of the Effective Date," which approved a one-year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  We are currently evaluating the method of adoption and impact this standard will have on our financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)."  The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter.  Early adoption is permitted.  We are currently evaluating the impact that this new guidance will have on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  We are currently evaluating the impact of the new guidance on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Various accounting standards and interpretations were issued in 2015 with effective dates subsequent to December 31, 2015.  We have evaluated the recently issued accounting pronouncements that are effective in 2016 and believe that none of them will have a material effect on our financial position, results of operations or cash flows when adopted.

Further, we are monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and the International Accounting Standards Board.  There are a large number of pending accounting standards that are being targeted for completion in 2016 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time we are not able to determine the potential future impact that these standards will have, if any, on our financial position, results of operations or cash flows.

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
The following are abbreviations and definitions of terms commonly used in the oil and natural gas industry and within this report:
“Bbl” – Barrel or 42 US gallons liquid volume.
“Condensate” – A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.
 ”Development well” – A well drilled within the proved area of a crude oil or natural gas reservoir to the depth of stratigraphic horizon (rock layer or formation) noted to be productive for the purpose of extracting proved crude oil or natural gas reserves.
“Dry hole” – An exploratory or development well found to be incapable of producing either crude oil or natural gas in sufficient quantities to justify completion as a crude oil or natural gas well.
“Exploratory well” – A well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be producing crude oil or natural gas in another reservoir, or to extend a known reservoir.
“Field” – An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
“Gross acres” – The number of acres in which the Company owns a gross working interest.
“Gross well” – A well in which the Company owns a working interest.
“Mcf” – Thousand cubic feet of natural gas.
“Net acres” – The Company’s percentage ownership of gross acreage. Net acres are deemed to exist when the sum of fractional ownership working interests in gross acres equals one (e.g., a 10% working interest in a lease covering 640 gross acres is equivalent to 64 net acres).
“Productive well” – An exploratory or a development well that is not a dry hole.
“Prospect” – A location where hydrocarbons such as crude oil and natural gas are believed to be present in quantities which are economically feasible to produce.
“Proved developed reserves” – Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional crude oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.
“Proved reserves” – Proved crude oil and natural gas reserves are those quantities of crude oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

 ”Proved undeveloped reserves” – Proved crude oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for development. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proven effective by actual tests in the area and in the same reservoir.
“PV-10” – The estimated future cash flow, discounted at a rate of 10% per annum, with no price or cost escalation or de-escalation in accordance with guidelines promulgated by the US Securities and Exchange Commission (“SEC”).
“Recompletion” – The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.
 ”Reservoir” – A porous and permeable underground formation containing a natural accumulation of producible crude oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs.
“Resources” – Quantities of crude oil and natural gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable. Resources include both discovered and undiscovered accumulations.
“Revenue interest” – The amount or percentage of revenue/proceeds derived from a producing well that the owner is entitled to receive.
“Standardized measure” – The present value of estimated future cash inflows from proved natural gas and crude oil reserves, less future development and production costs and future income tax expenses, using prices and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization and discounted using an annual discount rate of 10% to reflect timing of future cash flows.
“Undeveloped acreage” – Leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of crude oil and natural gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage includes net acres under the bit until a productive well is established in the spacing unit.
“Unproved property” – A property or part of a property with no proved reserves.
“Working interest” – The amount or percentage of costs that an owner is required to pay of drilling and production expenses. It also gives the owners, in the aggregate, the right to drill, produce and conduct operating activities on the property.
“Workover” – Operations on a producing well to restore or increase production.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PetroShare Corp.

We have audited the accompanying balance sheet of PetroShare Corp. as of December 31, 2015, and the related statement of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroShare Corp. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP
SingerLewak LLP

Denver, Colorado
March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PetroShare Corp.

We have audited the accompanying balance sheet of PetroShare Corp. as of December 31, 2014, and the related statement of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroShare Corp. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado
April 17, 2015

PetroShare Corp.
Balance Sheets December 31,

	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$3,011,291	$425,358
Accounts receivable – Crude oil and natural gas	-	1,004
Accounts receivable – Joint interest billing	384,618	43,873
Deferred offering costs	-	109,965
Prepaid expenses and other assets	29,119	26,413
Total current assets	3,425,028	606,613

Crude Oil and Natural Gas Properties-using successful efforts method
Unproven crude oil and natural gas properties	715,594	-
Proven crude oil and natural gas properties	724,058	718,861
Wells in progress	40,505	23,352
Less: accumulated depletion and depreciation	(724,058)	(714,160)
Crude oil and natural gas properties, net	756,099	28,053

Property, plant and equipment, net	1,828	2,791
Other assets	3,851	3,851
Total Assets	$4,186,806	$641,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$312,590	$86,826
Accounts payable – working interest owners	949	26,458
Drilling advances	-	221,834
Total current liabilities	313,539	335,118

Long-term debt	1,062,185	-
Asset retirement obligation	34,776	31,715
Total Liabilities	1,410,500	366,833

Shareholders’ Equity:
Preferred stock-$.01 par value: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock-$.001 par value: 100,000,000 shares authorized; 21,633,191 shares and 17,008,191 shares issued and outstanding, respectively	21,633	17,008
Additional paid in capital	8,124,443	4,103,862
Accumulated deficit	(5,369,770)	(3,846,395)
Total Shareholders’ Equity	$2,776,306	$274,475

Total Liabilities and Shareholders’ Equity	$4,186,806	$641,308

The accompanying notes are an integral part of these financial statements.

PetroShare Corp. Statements of Operations For the years ended December 31,
	2015	2014

Revenues
Crude oil and natural gas revenue	$1,328	$7,394

Costs and Expenses
Lease operating expense	31,909	20,595
General and administrative expense	1,265,134	676,698
Depreciation, depletion, amortization and accretion	13,921	715,958
Exploration costs	10,407	-
Loss on impairment of crude oil and natural gas properties	154,776	1,236,842
Total Costs and Expenses	1,476,147	2,650,093

Operating (Loss)	(1,474,819)	(2,642,699)

Other Income (Expense)
Interest income	46	37
Interest expense	(48,602)	-
Net (Loss)	$(1,523,375)	$(2,642,662)

Net (Loss) per Common Share
Basic and Diluted	$(0.09)	$(0.17)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	17,738,035	15,985,228

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.
Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2015 and 2014

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2013	14,764,750	$14,765	$3,009,075	$(1,203,733)	$1,820,107

Issuance of Common Shares for cash at $0.50 per share, net of offering costs	2,220,003	2,220	1,094,810	-	1,097,030
Issuance of Common Shares in connection with Separation Agreement	23,438	23	(23)	-	-
Net (Loss)	-	-	-	(2,642,662)	(2,642,662)
Balance, December 31, 2014	17,008,191	$17,008	$4,103,862	$(3,846,395)	$274,475

Issuance of Common Shares for cash at $1.00 per share	365,000	365	364,635	-	365,000
Issuance of Common Shares for cash at $0.90 per share, net of offering costs	4,260,000	4,260	3,464,741	-	3,469,001
Share based compensation	-	-	191,205	-	191,205
Net (Loss)	-	-	-	(1,523,375)	(1,523,375)
Balance, December 31, 2015	21,633,191	$21,633	$8,124,443	$(5,369,770)	$2,776,306

The accompanying notes are an integral part of these financial statements.

PetroShare Corp. Statements of Cash Flows For the years ended December 31,
	2015	2014
Cash flows from operating activities
Net (loss) for the year	$(1,523,375)	$(2,642,662)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and depletion expense	10,861	715,123
Accretion of asset retirement obligation	3,061	835
Share based compensation	191,205	-
Loss on impairment of crude oil and natural gas properties	154,776	1,236,842
Bad debt (recovery)	-	(424,951)
Changes in operating assets and liabilities
Accounts receivable – Joint interest billing	(339,741)	945,605
Deferred offering costs	109,965	(109,965)
Prepaid expenses and other assets	(2,705)	(14,227)
Accounts payable and accrued liabilities	225,764	(1,707,264)
Accounts payable – related parties	-	(2,966)
Accounts payable – working interest partners	(25,509)	26,458
Drilling advances, net	(221,834)	(441,726)
Net cash (used) in operating activities	(1,417,532)	(2,418,898)

Cash flows from investing activities
Development of crude oil and natural gas properties	(177,126)	(532,779)
Acquisitions of crude oil and natural gas properties	(715,595)	(202,306)
Buyout of working interest partner	-	(1,142,237)
Proceeds from working interest partners	-	935,537
Net cash (used) in investing activities	(892,721)	(941,785)

Cash flows from financing activities
Repayment of long-term debt	(827,815)	-
Borrowing on long-term debt	1,890,000	-
Common stock issued for cash, net of offering costs	3,834,001	1,097,030
Net cash provided by financing activities	4,896,186	1,097,030

Net increase (decrease) in cash	2,585,933	(2,263,653)

Cash
Beginning of year	425,358	2,689,011
End of year	$3,011,291	$425,358

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Transactions
Issuance of common stock warrants in connection with common stock offering	$260,270	$-
Repayment of long-term debt in connection with the assignment of an interest in crude oil and natural gas properties	$287,815	$-

The accompanying notes are an integral part of these financial statements

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

PetroShare Corp. (“PetroShare” or the “Company”) is a corporation that was organized under the laws of the State of Colorado on September 4, 2012 to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain or mid-continent portion of the United States. Since inception, PetroShare has focused on financing activities and the acquisition, exploration and development of crude oil and natural gas prospects located in Moffat County, Colorado, known as the Buck Peak prospect, and Adams County, Colorado, known as the Todd Creek Farms prospect. As of December 31, 2015, the Company had drilled and completed two wells on the Buck Peak prospect.  Under the terms of a leasing agreement with Kingdom Resources, LLC (“Kingdom”), a local property developer and mineral owner, the Company accepted an assignment of an oil and gas lease in Adams County, Colorado in February 2015 (“Kingdom Lease”), which the Company intends to develop as part of its Todd Creek Farms prospect. The Company closed on the Kingdom Lease acquisition on May 15, 2015.

From its inception through April 1, 2014, PetroShare’s activities had been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification No. 915 “Development Stage Entities” (“ASC 915”) which defined a development stage entity as one that had not commenced planned principal operations or one in which planned principal operations had commenced but had not generated significant revenue therefrom.  Beginning in the fiscal quarter ended June 30, 2014, the Company elected to apply Accounting Standards Update (“ASU”) No. 2014-10 which, in addition to removing the definition of a development stage entity from ASC 915, allowed it to terminate the presentation of inception-to-date information.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Loss Per Common Share

(Loss) per share attributable to PetroShare shareholders is computed by dividing net (loss) by the weighted average number of common shares outstanding during the period. Diluted (loss) per share attributable to PetroShare shareholders is computed by dividing the net (loss) by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities.  The Company excluded potentially dilutive securities including; 2,200,000 stock options and 2,000,000 stock options for purposes of calculating diluted net loss per share, as of December 31, 2015 and 2014, respectively, as the effect of their inclusion would be anti-dilutive.

Cash and Cash Equivalents

PetroShare considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. PetroShare’s bank accounts periodically exceed federally insured limits. PetroShare maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

Revenue Recognition

We recognize revenue from the sale of crude oil and natural gas when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

In general, settlements for hydrocarbon sales may occur after the month in which the oil, natural gas or other hydrocarbon products were produced.  We may estimate and accrue for the value of these sales using information available to us at the time our financial statements are generated.  Differences are reflected in the accounting period that payments are received from the purchaser.

Accounts Receivable – Crude oil and natural gas

Accounts receivable – Crude oil and natural gas consists of amounts receivable from crude oil sold from the Company’s well interests. All of the Company’s accounts receivable is due from one party.  Management continually monitors accounts receivable for collectability.

Accounts Receivable – Joint interest billing

Accounts receivable – Joint interest billing consists primarily of joint interest billings, which are recorded at the invoiced and to-be-invoiced amounts. Collateral is not required for such receivables, nor is interest charged on past due balances. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.  As of December 31, 2015, three partners totaled 100% of the Company’s total joint interest billing receivable with no allowance for collectability indicated during the period.  As of December 31, 2014, three partners totaled 100% of the Company’s total joint interest billing receivables with no allowance for collectability indicated during the year.

Deferred Offering Costs

The Company defers as other current assets the direct incremental costs of raising capital through equity offerings until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.  As of December 31, 2015, the Company’s deferred offering costs totaled $nil, with $109,965 recorded as of December 31, 2014.

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

PetroShare assesses its proved crude oil and natural gas properties for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The impairment test compares estimated undiscounted future net cash flows to the assets’ net book value. If the net capitalized costs exceed estimated future net cash flows, then the cost of the property is written down to fair value. Fair value for crude oil and natural gas properties is generally determined based on estimated discounted future net cash flows. Impairment expense for proved properties is reported in exploration and impairment expense.

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

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

Unproved.

Unproved properties consist of costs to acquire undeveloped leases as well as costs to acquire unproved reserves. Undeveloped lease costs and unproved reserve acquisitions are capitalized, and individually insignificant unproved properties are amortized on a composite basis, based on past success, past experience and average lease-term lives. PetroShare evaluates significant unproved properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage. When successful wells are drilled on undeveloped leaseholds, unproved property costs are reclassified as proved properties and depleted on a unit-of-production basis. Impairment expense for unproved properties is reported in exploration and impairment expense.

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

Costs of drilling exploratory wells are initially capitalized, pending determination of whether the well contains proved reserves. If an exploratory well does not contain proved reserves, the costs of drilling the well and other associated costs are charged to expense. Costs incurred for exploratory wells that contain reserves, which cannot yet be classified as proved, continue to be capitalized if (a) the well has found a sufficient quantity of reserves to justify completion as a producing well, and (b) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met, or if the Company obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well costs, net of any salvage value, are expensed.

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

Asset Impairment

Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter, or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such field. The estimated future undiscounted cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. The discounted cash flow method utilizes the most recent third party reserve estimation report and estimates future cash flows based on management’s estimates of future crude oil and natural gas production, commodity prices based on commodity futures price strips, operating and development costs, and a risk-adjusted discount rate. The Company recognized impairment expense of $154,776 during the year ended December 31, 2015, while expense of $1,236,842 was recorded in 2014.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization of capitalized drilling and development costs of producing crude oil and natural gas properties, including related support equipment and facilities, are computed using the unit-of-production method on a field basis based on total estimated proved developed crude oil and natural gas reserves. Amortization of producing leaseholds is based on the unit-of-production method using total estimated proved reserves. In arriving at rates under the unit-of-production method, the quantities of recoverable crude oil and natural gas reserves are established based on estimates made by the Company and external independent reserve engineers. Upon sale or retirement of properties, the cost and related accumulated depreciation, depletion and amortization are eliminated from the accounts and the resulting gain or loss, if any, is recognized. Unit of production rates are revised whenever there is an indication of a need, but at least in conjunction with annual reserve reports. Revisions are accounted for prospectively as changes in accounting estimates. Depletion expense for the year ended December 31, 2015 was $9,898, and expense of $714,160 was recorded in 2014.

Drilling Advances

The Company’s drilling advances consist of cash provided to the Company from its joint interest partners for planned drilling activities. Advances are applied against the joint interest partner’s share of expenses incurred. As of December 31, 2015 and 2014, drilling advances totaled $nil and $221,834, respectively.

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

Share Based Compensation

PetroShare uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards in accordance with ASC 718, “Compensation.” The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life, the price volatility of the underlying stock, and the estimated dividend yield of the underlying stock. PetroShare’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. As there was insufficient historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options. The Company’s common stock has limited historical trading data, and as a result the expected stock price volatility is based on the historical volatility of a group of publicly traded companies that share similar operating metrics and histories. PetroShare has never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

New Accounting Pronouncements

Recently Issued

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers."  The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 will supersede most of the existing revenue recognition requirements in US GAAP when it becomes effective and is required to be adopted using one of two retrospective application methods.  In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers – Deferral of the Effective Date," which approved a one year deferral of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)."  The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter.  Early adoption is permitted.  The Company is currently evaluating the impact that this new guidance will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is currently evaluating the impact of the new guidance on its financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Various accounting standards and interpretations were issued in 2015 with effective dates subsequent to December 31, 2015.  We have evaluated the recently issued accounting pronouncements that are effective in 2016 and believe that none of them will have a material effect on our financial position, results of operations or cash flows when adopted.

Further, the Company is monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and the International Accounting Standards Board.  There are a large number of pending accounting standards that are being targeted for completion in 2016 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time the Company is not able to determine the potential future impact that these standards will have, if any, on its financial position, results of operations or cash flows.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment balances were comprised of furniture, fixtures, and equipment and are shown below:

	December 31, 2015	December 31, 2014
Property, Plant and Equipment	$4,385	$4,385
Accumulated Depreciation	(2,557)	(1,594)
Total	$1,828	$2,791

Depreciation expense recorded for the years ended December 31, 2015 and 2014 amounted to $963 and $963, respectively.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 4 – CRUDE OIL AND NATURAL GAS PROPERTIES

Aggregate Capitalized Costs. The Company has recorded aggregate capitalized costs relating to its crude oil and natural gas activities as shown below:

	December 31, 2015	December 31, 2014

Proved	$724,058	$718,861
Wells in progress	40,505	23,352
Unproved	715,594	-
Less: Accumulated depletion, depreciation and impairment	(724,058)	(714,160)
Total	$756,099	$28,053

Costs Incurred in Crude Oil and Natural Gas Activities.  Costs incurred in connection with PetroShare’s crude oil and natural gas acquisition, exploration and development activities for each of the periods are shown below:

	December 31, 2015	December 31, 2014
Exploration costs	$10,407	$-
Development costs	177,126	532,279
Acquisition of properties
Proved	-	202,306
Unproved	715,595	-
Total	$903,128	$734,585

During the year ended December 31, 2015, depletion expense was $9,898 and depletion expense was $714,160 for the year ended December 31, 2014.

The Company collected drilling advances from its working interest partners of $nil during year ended December 31, 2015. As of years ended December 31, 2015 and December 31, 2014, the Company had unused portions of these advances totaling $nil and $221,834, respectively.

On May 15, 2015, the Company completed the acquisition of the Kingdom Lease, totaling approximately 1,280 gross acres (333 net acres) located in Adams County, Colorado. The Company’s interest was reduced to approximately 171 net acres by virtue of a participation agreement (“Participation Agreement”) that the Company executed with its lender, Providence Energy Operators, LLC (“Providence”).  PetroShare intends to develop the Kingdom Lease area as part of its Todd Creek Farms prospect.

PetroShare paid $785,630 and Kingdom conveyed to the Company an 80% net revenue interest in the acreage after accounting for landowner and other royalties. Pursuant to the provisions of the Participation Agreement, executed in connection with the Company’s line of credit (See Note 5), PetroShare assigned the right to acquire up to 50% of its interest in the Todd Creek Farms prospect to Providence in part consideration for extending the Company the line of credit, which Providence exercised with an effective date of June 1, 2015. The Company recorded the exercise of the option by reducing its acquisition costs in the Kingdom Lease by 50%.  A reduction of acquisition costs in the amount of $287,815 was recorded, comprised of $392,815 net of $105,000 related to a one-time credit issued to the lender pursuant to the provisions of the Participation Agreement.  The Company has recorded the net assignment of interest to Providence as a $287,815 non-cash payment against the outstanding line of credit.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

Between May 15, 2015 and December 31, 2015, the Company acquired approximately 77 additional net acres in the Todd Creek Prospect area and, as of December 31, 2015, the Todd Creek Farms prospect area covers approximately 1,460 gross and 244 net acres.
Subsequent to December 31, 2015, the Company continued negotiation with an independent third party pursuant to a non-binding letter of intent executed on January 16, 2016 to acquire approximately 300 net acres and one producing well within its Todd Creek Farms prospect area. (See Note 12)
NOTE 5 – LINE OF CREDIT

On May 13, 2015, the Company executed a Revolving Line of Credit Facility Agreement (“Line of Credit”) with Providence of up to $5,000,000, which is evidenced by a promissory note.  The Line of Credit is secured by a deed of trust from PetroShare for the benefit of Providence, under which the Company pledged certain of its assets and oil and gas interests as collateral, including the Kingdom Lease. The Line of Credit was initially due and payable in its entirety, including all outstanding principal, interest, fees, expenses and other amounts on June 1, 2017.  On February 24, 2016, the Company entered into the First Amendment to Revolving Line of Credit Facility Agreement (“First Amendment”) with Providence.  The First Amendment extended the maturity date of any borrowing under the line of credit for one year to June 1, 2018. All other terms of the line of credit remain the same. (See Note 12)

Interest on the outstanding principal balance of the line of credit begins accruing on the dates of advancements of principal at an annual rate equal to 8.0% simple interest.  The Company is obligated to pay interest monthly after the Company receives its first production payment from a well associated with the Participation Agreement and/or in which the Company has or has had a working interest and in accordance with the terms of the promissory note.

On May 13, 2015 the Company borrowed $1,000,000 against the Line of Credit. On July 17, 2015, the Company borrowed an additional $540,000 against the Line of Credit in anticipation of a proposed transaction. The transaction was never consummated and the Company repaid this amount on August 15, 2015. On September 14, 2015, the Company borrowed an additional $350,000 against the line of credit.

During the three months ended September 30, 2015, the Company recorded a non-cash payment against the line of credit of $287,815 related to the assignment of a 50% interest in the Todd Creek Farms prospect to Providence (See Note 4).

As of December 31, 2015, the outstanding balance on the line of credit was $1,062,185 plus accrued interest of $48,602.

NOTE 6 – ASSET RETIREMENT OBLIGATION

For the purpose of determining the fair value of the asset retirement obligation incurred during the year ended December 31, 2015, the Company assumed an inflation rate of 2.5%, an estimated average asset life of 5.1 years, and a credit adjusted risk free interest rate of 8.0%.

The following reconciles the value of the asset retirement obligation for the periods presented:

	December 31, 2015	December 31, 2014

Asset retirement obligation, beginning of year	$31,715	$-
Liabilities settled	-	-
Liabilities incurred	-	30,880
Revisions in estimated liabilities	-	-
Accretion	3,061	835
Asset retirement obligation, end of year	$34,776	$31,715

Accretion expense recorded for the year ended December 31, 2015 was $2,230 and accretion expense recorded for the year ended December 31, 2014 was $835.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liability balances were comprised of trade accounts payable and accrued liabilities, drilling advances, crude oil and natural gas distributions payable and are shown below:

	December 31, 2015	December 31, 2014
Trade payables and accrued liabilities	$263,988	$86,826
Accrued interest payable	48,602	-
Drilling advances	-	221,834
Crude oil and natural gas distributions payable	949	26,458
Total	$313,539	$335,118

NOTE 8 - SHAREHOLDERS’ EQUITY

Common Stock

As of December 31, 2015 and December 31, 2014, PetroShare had 100,000,000 shares of common stock authorized with a par value of $0.001 per share. As of December 31, 2015 and December 31, 2014, 21,633,191 and 17,008,191 shares were issued and outstanding, respectively.

On September 22, 2014, the Company filed a registration statement on Form S-1, along with the Company’s prospectus, registering for sale 4,600,000 shares of common stock in its initial public offering. The registration statement was declared effective on February 4, 2015. In accordance with the terms of the prospectus, the offering was to expire on April 5, 2015, unless extended by the Board of Directors. On April 3, 2015, the Board of Directors unanimously approved the extension of the offering period for an additional 60 days, through June 4, 2015. On June 4, 2015 the Board of Directors unanimously approved the extension of the offering period for an additional 30 days through July 6, 2015.

Following expiration of the self-underwritten offering on July 6, 2015, the Company engaged a broker-dealer to act as its underwriter for the offering. Pursuant to the engagement of the underwriter, on July 15, 2015, the Company filed a post-effective amendment to its registration statement on Form S-1. The post-effective amendment, among other things, disclosed the compensation the Company was to pay the underwriter and updated the Company’s prospectus with certain information related to the Company’s financial condition and business operations. On November 12, 2015, the SEC declared the post-effective amendment effective.

On November 19, 2015 the Company closed its public offering of 4,600,000 shares of the Company’s common stock at $1.00 per share.  The Company’s common stock became available for trading on the OTCQB on November 23, 2015, under the symbol PRHR.

Activity for the year ended December 31, 2015 included the following:

•	4,600,000 shares of common stock were issued under the terms of the public offering; 340,000 at $1.00 per share sold by the Company prior to engaging an underwriter as described above and 4,260,000 shares at $0.90 per share. The Company received gross proceeds of $4,174,000, and incurred offering costs, commissions and expenses related to the offering of $364,999.

•	In December 2015, 25,000 shares of common stock were issued at $1.00 per share to one accredited investor pursuant to a private placement of the Company’s common stock. (See Note 12)

•	Subsequent to December 31, 2015, 95,000 shares of common stock were issued at $1.00 per share to one accredited investor pursuant to a private placement of our common stock. (See Note 12)

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

Activity for the year ended December 31, 2014 included the following:

•	The Company conducted a private placement of its common stock between May and July 2014. Pursuant to the private placement, the Company sold 2,220,003 shares of common stock at $0.50 per share for gross proceeds of $1,110,002 and recognized $12,972 in offering costs for net proceeds of $1,097,030.

•	In October 2014, the Board of Directors authorized the issuance of 23,438 shares of common stock in connection with the execution of a separation agreement with a former officer of the Company.

Preferred Stock

As of December 31, 2015, PetroShare had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share. As of December 31, 2015 and 2014, there were no shares of preferred stock issued or outstanding.

Warrants

In connection with the Company’s public offering which closed on November 19, 2015 as described in Common Stock above, it issued to the broker-dealer a warrant to purchase up to 255,600 shares of the Company’s common stock. The warrants are exercisable at $1.25 per share, beginning on May 10, 2016 and expire on November 12, 2020.

NOTE 9 - STOCK BASED COMPENSATION

During the year ended December 31, 2015, the Board of Directors granted non-qualified options to employees and consultants of the Company under the Company’s Equity Incentive Plan (“Plan”) to acquire 275,000 of PetroShare’s common stock. The options are exercisable at $1.00 and expire three years from the date of grant.

A summary of activity under the Plan for the years ended December 31, 2015 and 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding Options, December 31, 2013	2,000,000	$0.25	8.96
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, December 31, 2014	2,000,000	$0.25	7.96
Exercisable, December 31, 2014	2,000,000	$0.25	7.96

Outstanding Options, December 31, 2014	2,000,000	$0.25	7.96
Granted	275,000	1.00	2.90
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, December 31, 2015	2,275,000	$0.33	6.50
Exercisable, December 31, 2015	2,200,000	$0.30	6.72

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

The fair value of each share-based award was estimated on the date of the grant using the Black-Scholes pricing model that incorporates key assumptions including volatility of 158%-188%, dividend yield of 0%, and risk free interest rates of 0.70% -1.23%. As PetroShare’s common stock has limited historical trading data, the expected stock price volatility is based on the historical volatility of a group of publicly traded companies that share similar operating metrics and histories.  The expected term of the awards represents the period of time that management anticipates awards to be outstanding. As there was insufficient historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options. The risk-free rate for the periods within the contractual life of the options are based on the US Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the expected term of the options. PetroShare has never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero.

In connection with the issuance of the options to purchase its common stock, PetroShare recorded share-based compensation of $191,205 and $nil for the years ended December 31, 2015 and 2014, respectively. Unvested share based compensation amounted to $60,510 and $nil for the years ended December 31, 2015 and 2014, respectively.

Subsequent to December 31, 2015, the Company issued 1,125,000 options to purchase its common stock at an exercise price of $1.00 in connection with (1) the appointment of its Chief Financial Officer (250,000 options) and (2) the execution of an employment agreement with its Chief Operating Officer (875,000 options). (See Notes 11 and 12)

NOTE 10 – PROVISION FOR INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

PetroShare has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. No uncertain tax positions have been identified as of December 31, 2015.

PetroShare is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices is not readily determinable by management. At this date, this fact pattern does not allow PetroShare to project sufficient sources of future taxable income to offset tax loss carry-forwards and net deferred tax assets. Under these circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under ASC 740, “Income Taxes.” As a result, PetroShare’s deferred tax assets as of December 31, 2015 and 2014 are subject to a full valuation allowance.

Net deferred tax assets and liabilities consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets - current:
Exploration costs	$-	$-
Deferred tax assets - noncurrent:
NOL carryover	2,245,166	1,005,208
Stock based compensation	242,011	175,546
Asset retirement obligation	12,887	11,752
Total deferred tax assets	2,500,064	1,192,506

Deferred tax liabilities - current:
Prepaid expenses	(6,464)	(4,185)
Intangible drilling costs	(15,010)	(10,395)
Total deferred tax liabilities	(21,474)	(14,580)
Valuation allowance	(2,478,590)	(1,177,926)
Net deferred tax assets	$-	$-

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

The income tax provision differs from the amount of income tax determined by applying the US federal tax rate to the pretax loss from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014

Tax at statutory federal rate	$(517,948)	$(898,505)
Permanent difference	1,203	801
State taxes, net of federal	(46,551)	(80,754)
Depletion and impairment	(722,959)	-
Change in valuation allowance	1,300,664	968,837
Other	(14,909)	9,621
Provision (benefit) for income taxes	$-	$-

At December 31, 2015, the Company had net operating loss carry-forwards of approximately $6,058,878 that may be offset against future taxable income from the years 2016 through 2035.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating leases and agreements

PetroShare leases its office facilities under a three-year non-cancelable operating lease agreement expiring in June 2016. The following is a schedule by year of future minimum rental payments required under the operating lease agreement:
Year ending December 31,	Amount
2016	12,810
$12,810

Lease expense totaled $25,518 and $23,563 for the years ended December 31, 2015 and December 31, 2014 respectively.

Employment agreements

On March 1, 2013, PetroShare executed an employment agreement with Frederick J. Witsell, PetroShare’s President. The one-year agreement provided for an annual salary of $150,000 and could be terminated by PetroShare at any time with cause or with 30-days’ notice without cause in which latter case all consideration due under the agreement was payable immediately upon termination. Pursuant to the terms of the agreement, Mr. Witsell’s employment was to continue after the initial term on a year-to-year basis unless terminated pursuant to the terms of the contract.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

On November 1, 2013, PetroShare executed an employment agreement with Stephen J. Foley, PetroShare’s Chief Executive Officer. The one-year agreement provided for an annual salary of $150,000 and could be terminated by PetroShare at any time with cause or with 30-days’ notice without cause in which latter case the Company was obligated to pay severance payments equal to twelve months of base salary from the date of termination. Pursuant to the terms of the agreement, Mr. Foley’s employment was to continue after the initial term on a year-to-year basis unless terminated pursuant to the terms of the contract.

Effective March 1, 2016, the Company entered into amended and restated employment agreements with Messrs. Foley and Witsell. (See Note 12)

NOTE 12 - SUBSEQUENT EVENTS

On January 1, 2016, the Company appointed Paul D. Maniscalco as its Chief Financial Officer and William B. Lloyd as its Chief Operating Officer. (See Note 11) Contemporaneously with Mr. Maniscalco’s appointment, Stephen J. Foley ceased acting as the Company’s principal financial and accounting officer.

On February 25, 2016, the Board of Directors approved a form of amended and restated executive employment in order to provide uniform terms of employment for the Company’s executive officers. Effective March 1, 2016, the Company entered into an amended and restated employment agreement with each Stephen J. Foley and Fredrick J. Witsell. The Company also executed an executive employment agreement with William B. Lloyd as Chief Operating Officer. For each of the foregoing executives, the employment agreements provide for an initial term expiring on December 31, 2018 with an automatic renewal for successive one-year periods unless terminated in accordance with its terms; base compensation in the amount of $156,000 per year; provisions for termination under various circumstances, and payment of severance under certain circumstances.
Additionally, Mr. Lloyd was granted an option to purchase up to 875,000 shares of the Company’s common stock at a price of $1.00 per share. The option vests as follows: (i) 125,000 shares on the effective date of his appointment, and (ii) 750,000 shares on January 1, 2017, provided that Mr. Lloyd remains an employee or consultant to the Company during that time. The options are subject to the terms and conditions of the Company’s Equity Incentive Plan. (See Note 9)

On February 24, 2016, the Company entered into the First Amendment to Revolving Line of Credit Facility Agreement (“First Amendment”) with Providence.  The First Amendment extended the maturity date of any borrowing under the line of credit for one year to June 1, 2018. All other terms of the line of credit remain the same. (See Note 5)

Subsequent to December 31, 2015, 95,000 shares of common stock were issued at $1.00 per share to one accredited investor pursuant to a private placement of the Company’s common stock. (See Note 8)

Subsequent to December 31, 2015, the Company issued 1,125,000 options to purchase its common stock at an exercise price of $1.00. (See Notes 9 and 11)

Subsequent to December 31, 2015, the Company continued negotiation with an independent third party pursuant to a non-binding letter of intent executed on January 16, 2016 to acquire approximately 300 net acres of oil and gas leases and one producing well within the Company’s Todd Creek Farms prospect area. (See Note 4)

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 13 – UNAUDITED CRUDE OIL AND NATURAL GAS RESERVES INFORMATION

The Company did not obtain a reserve report from an independent petroleum engineer at December 31, 2015. At December 31, 2014, the Company had ascribed a nominal value to the standardized measure of estimated discounted future net cash flows related to its reserves ($4,701). The market for crude oil and natural gas has been volatile during the year ended December 31, 2015, resulting in the 12-month average price of crude oil on the first day of each month to be $50.28 per barrel (WTI).

As the result of volatile crude oil prices coupled with nominal estimated reserve volumes, the Company’s management deemed that is was not economically prudent to obtain a reserve report for the year December 31, 2015.

Based on management’s analysis, as of December 31, 2015, the Company has ascribed no value related to proved reserves

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

Analysis of Changes in Proved Reserves.  Estimated quantities of proved developed reserves (all of which are located within the United States), as well as the changes in proved developed reserves during the periods indicated, are presented in the following tables:

	Proved Reserves

	December 31, 2015		December 31, 2014
	Crude Oil	Natural Gas	Crude Oil	Natural Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Proved Reserves:
Balance, beginning of year	159	-	-	-
Revisions of previous estimates	(122)	-	-	-
Extensions and discoveries(1)	-	-	250	-
Sales of reserves in place	-	-	-	-
Improved recovery	-	-	-	-
Purchase of reserves	-	-	-	-
Production	(37)	-	(91)	-
Balance, end of year	-	-	159	-

Proved developed reserves:
Balance, beginning of year(2)	-	-	-	-
Balance, end of year	-	-	-	-

Proved undeveloped reserves:
Balance, beginning of year(2)	-	-	-	-
Balance, end of year	-	-	-	-
________________________
(1)	Extensions and discoveries – Reflect the drilling and ultimate completion of two wells in November and December 2014.
(2)	The Company had no proved developed or proved undeveloped reserves as of December 31, 2015, 2014, or 2013.

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved crude oil and natural gas reserves.  Estimated future cash inflows were computed by applying the 12-month average price of crude oil and natural gas on the first day of each month to the estimated future production of proved crude oil and natural gas reserves of $94.99 per barrel and $4.35 per MMBtu, respectively, as of December 31, 2014. The Company had no reserves in place as of December 31, 2015. The future production costs represent the estimated future expenditures to be incurred in producing and developing the proved reserves, assuming continuation of existing economic conditions.  Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

PetroShare Corp.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

Standardized Measure of Estimated Discounted Future Net Cash Flows

	December 31,
	2015	2014

Future cash inflows	$4,701	$13,361
Future cash outflows:
Production cost	(2,633)	(7,782)
Development cost	-	-
Future income tax	-	-
Future net cash flows	2,068	5,579

Adjustment to discount future annual net cash flows at 10%	(2,068)	(878)

Standardized measure of discounted future net cash flows	$-	$4,701

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the year ended December 31, 2015 and 2014:

Changes in Standardized Measure of Estimated Discounted Future Net Cash Flows

	2015	2014

Standardized measure, beginning of year	$4,701	$-
Sales of crude oil and natural gas, net of production cost	(2,633)	-
Net change in sales prices, net of production cost	-	-
Discoveries, extensions and improved recoveries, net of future development cost	-	4,701
Change in future development costs	-	-
Development costs incurred during the period that reduced future development cost	-	-
Sales of reserves in place	-	-
Revisions of quantity estimates	(2,068)	-
Accretion of discount	-	-
Net change in income tax	-	-
Purchase of reserves	-	-
Changes in timing of rates of production	-	-

Standardized measure, end of year	$-	$4,701

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The change in our independent registered accountants was disclosed in a Form 8-K dated May 1, 2015, and filed with the SEC on May 6, 2015.  No other information is required by this Item.

ITEM 9A.  CONTROLS AND PROCEDURES
As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer.  Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.  OTHER INFORMATION
Not applicable.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors and Executive Officers
Our executive officers and directors and their respective ages, positions, and biographical information as of March 29, 2016, are set forth below:
Name	Age	Positions With the Company	Board or Executive Officer Position Held Since
Stephen J. Foley	62	Chief Executive Officer and Director	November 2012
Bill M. Conrad	59	Chairman of the Board and Director	November 2012
Frederick J. Witsell	57	President and Director	November 2012
Paul D. Maniscalco	46	Chief Financial Officer	January 2016
William B. Lloyd	56	Chief Operating Officer	January 2016
Each of our directors is serving a term which expires at the next annual meeting of our shareholders and until his successor is elected and qualified or until he resigns or is removed. Our officers serve at the will of our board of directors.
Stephen J. Foley should be considered a founder of our company, as he has taken initiative in the organization of our business.
The following information summarizes the business experience of each of our officers and directors for at least the last five years:
Stephen J. Foley, Chief Executive Officer. Mr. Foley has served as the Chief Executive Officer of PetroShare since its inception. Prior to entering private business, Mr. Foley had a successful pro football career as a safety with Denver Broncos football organization of the National Football League where he played for 11 seasons, from 1976 to 1986. In 1991, Mr. Foley founded and continues to serve as the president of FSI Development Inc., a privately-held construction and development company engaged in residential development and construction. In 2000, he founded and continues to serve as a manager of FS Land, LLC, another privately-held real estate development company. He holds a BS in Business Administration from Tulane University and serves on the Board of Denver Street Schools.
Bill M. Conrad, Chairman. Mr. Conrad has served as Chairman of the Board of PetroShare since inception. He is presently an independent consultant, providing financial management services. From 1990 until December 2012, Mr. Conrad served as Vice-President of MCM Capital Management, Inc., a privately-held financial and management consulting firm. MCM assisted other companies in developing and implementing their business plans and capital formation strategies. In that capacity, Mr. Conrad participated in the organization or development of a number of companies in industries as diverse as oil and gas, real estate, and technology. Mr. Conrad also currently serves (2006 to present) as a director of Gold Resource Corporation, a publicly traded gold mining and exploration company with securities listed on the NYSE MKT. Previously, Mr. Conrad served (2005 to 2016) as a director of Synergy Resources Corporation, a publicly traded oil and gas company with securities listed on the NYSE MKT.

Frederick J. Witsell, President. Mr. Witsell became our President in November 2012 and assumed the role of Secretary in August 2013. Mr. Witsell has over 32 years’ experience in several facets of the oil and gas industry, including prospect development, conventional and horizontal drilling and completion operations, project management, gathering and compression systems, and marketing and risk management. From 2010 to 2011, Mr. Witsell served as Vice-President and General Manager of Monroe Gas Storage, an affiliate of High Sierra Energy Partners, and led the organization’s projects and eventual divestiture in 2011. From 1999 to 2003, he was with Markwest Hydrocarbons (NYSE) in the capacity of Vice-President of the Rocky Mountain Business Unit and responsible for the growth thru capital programs and financial performance of the company’s oil and gas operations in the US and Canada. Mr. Witsell led the acquisition and eventual divestiture process of Markwest oil and gas assets. Prior to 1999 and at various times between 2003 and 2010 and in 2012, Mr. Witsell also served as an executive and co-founder of a series of small, privately-funded oil and gas companies with properties in North Dakota, Wyoming, Utah and Colorado. He was responsible for the growth and execution of capital programs, utilizing modern horizontal / directional drilling and completion technologies. He led the divestiture of these oil and gas companies. Mr. Witsell has a BA in Geology from Colorado College, an MBA in Energy Management from the University of Denver, and is a member of Society of Petroleum Engineers, the American Association of Petroleum Geologists and the Rocky Mountain Association of Geologists. Our Board of Directors believes that Mr. Witsell is well-qualified to serve as a director and executive officer of the company as a result of his extensive oil and gas industry experience including in areas of executive management and operations developed by serving as an executive officer of other oil and gas companies throughout his career.
Paul D. Maniscalco, Chief Financial Officer. Mr. Maniscalco became our Chief Financial Officer in January 2016. Mr. Maniscalco has been a principal with SJM Holdings, Inc., dba SJM Accounting, Inc., an accounting and business advisory services firm headquartered in Englewood, Colorado, since 2006. From 2012 until 2014, Mr. Maniscalco served as interim Chief Financial Officer of Earthstone Energy Inc., a Delaware corporation engaged in the oil and gas industry with securities traded on NYSE MKT. From 2010 until 2011, Mr. Maniscalco served as the interim Chief Financial Officer of GeoPetro Resources Company, a California corporation engaged in the oil and gas industry with securities formerly traded on AMEX and currently traded on OTC Pink of OTCMarkets. Prior to joining SJM Accounting, Mr. Maniscalco was a senior manager for several accounting firms. Mr. Maniscalco holds a Bachelor of Arts in Accounting from Florida Atlantic University.
William B. Lloyd, Chief Operating Officer. Mr. Lloyd became our Chief Operating Officer in January 2016. Mr. Lloyd has over 35 years of experience in the oil and gas industry, serving in engineering, management, and senior leadership capacities. Prior to joining the Company, from 2007 until 2015, Mr. Lloyd served as the Senior Vice President of Operations for Cirque Resources LP, a privately-held Delaware limited partnership engaged in the oil and gas industry. From 2006 until 2007, Mr. Lloyd served as the Western Region Drilling Manager for El Paso Exploration Company, which has oil and gas exploration and drilling operations in the Uintah Basin, Powder River Basin, and the Raton Basin. From 2002 until 2006, Mr. Lloyd served as Operations Director for ConocoPhillips Norway, during which time Mr. Lloyd managed well operations on multiple fixed platforms and exploratory drilling operations. Mr. Lloyd holds a Bachelor of Science in Petroleum Engineering from Montana Tech University.
Code of Ethics
On March 1, 2016 the Company’s Board of Directors adopted a code of ethics, a copy of which will be available on our website at www.petrosharecorp.com. We believe that the code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Board Committees
Audit Committee. We presently do not have an audit committee and the Board of Directors as a whole will perform the tasks that an audit committee would otherwise perform, including engaging our independent registered public accountants and reviewing their performance and approving their fees, planning the scope and reviewing the results of the audit of our financial statements, and reviewing our accounting and financial reporting procedures and controls. Although we may form an audit committee in the future, there is no assurance as to when or whether we will be able to do so.
Compensation Committee. We presently do not have a compensation committee and the Board of Directors as a whole will approve the compensation of our executive officers. Executive officers who also serve on the Board of Directors do not vote on matters pertaining to their own personal compensation. Although we may form a compensation committee in the future, there is no assurance as to when or whether we will be able to do so.
ITEM 11.  EXECUTIVE COMPENSATION
Compensation to Officers of the Company
The following table contains compensation data for our executive officers for the fiscal years ended December 31, 2015 and 2014:
Summary Compensation Table
Name and Principal Position(1)	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Stephen J. Foley(2)	2015	$150,000	$50,000	$-	$-	$6,000	$206,000
Chief Executive Officer and Director	2014	$150,000	$-	$-	$-	$6,000	$156,000

Frederick J. Witsell(3)	2015	$150,000	$50,000	$-	$-	$6,000	$206,000
President and Director	2014	$150,000	$-	$-	$-	$6,000	$156,000
_________________________
(1)	Messrs. Maniscalco and Lloyd are not included in this table or the following narrative because they did not become executive officers until January 1, 2016, prior to which both served as consultants to the company.
(2)	Mr. Foley’s salary is pursuant to his November 1, 2013 employment agreement.
(3)	Mr. Witsell’s salary is pursuant to his March 1, 2013 employment agreement.
For the year ended December 31, 2015, Stephen J. Foley, our Chief Executive Officer, and Frederick J. Witsell, our President were each compensated by us at the rate of $12,500 per month, or $150,000 per year under the terms of their respective employment agreements. We also reimbursed our officers for reasonable and necessary expenses incurred by them on our behalf. Each individual was also entitled to a severance payment in the event his employment is terminated without cause by our company, Mr. Foley in the amount of 12 months’ compensation and Mr. Witsell in an amount equal to the compensation remaining under his then-existing agreement. Both Mr. Foley’s and Mr. Witsell’s employment agreements contained provisions requiring each of them to perform their duties in good faith, with diligence, and to the best of their abilities and prohibiting them from disclosing the company’s confidential information. In addition, Mr. Foley’s employment agreement included non-compete and non-solicitation provisions.

In November 2015, the Board of Directors awarded a $50,000 bonus to each of our executive officers in recognition of their efforts in the achievements of our company during 2015.
On February 25, 2016, the Board of Directors approved a form of amended and restated executive employment in order to provide uniform terms of employment for the Company’s executive officers. Effective March 1, 2016, the Company entered into an amended and restated employment agreement with each Stephen J. Foley and Fredrick J. Witsell. The Company also executed an executive employment agreement with William B. Lloyd, Chief Operating Officer. For each of the foregoing executives, the employment agreements provide for an initial term expiring on December 31, 2018 with an automatic renewal for successive one-year periods unless terminated in accordance with its terms; base compensation in the amount of $156,000; provisions for termination under various circumstances, and payment of severance under certain circumstances.
Outstanding Equity Awards at Year End
The following table sets forth outstanding stock option awards held by our executive officers as of December 31, 2015, excluding options granted to officers before they became such:
	Option awards
Name(2)	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

Stephen J. Foley	500,000	(1)	-	-	0.25	12/15/2022

Frederick J. Witsell	1,000,000	(1)	-	-	0.25	12/15/2022
___________________
(1)	Represents stock options granted on December 15, 2012 pursuant to the Equity Incentive Plan. These options vested immediately.
(2)	William B. Lloyd is not included in this table because he did not become an executive officer until January 1, 2016.
Federal Income Tax Consequences of the Grant and Exercise of Options
Certain of the federal income tax consequences applicable to the grant and exercise of non-qualified options and incentive options are as follows:
Non-Qualified Options. There are no income tax consequences to the participant or to us when a non-qualified option is granted. When a non-qualified stock option is exercised, in general, the participant recognizes compensation, subject to wage withholding and income tax, equal to the excess of the fair market value of the common stock on the date of exercise over the exercise price. We are generally entitled to a deduction equal to the compensation recognized by the participant, assuming that the compensation satisfies the ordinary, necessary, and reasonable compensation requirements for deductibility and that the deduction is not limited by Section 162(m) of the Code.
Incentive Options. When an incentive option is granted, there are no income tax consequences for the participant or us. When an incentive option is exercised, the participant does not recognize income and we do not receive a deduction. The participant, however, must treat the excess of the fair market value of our common stock on the date of exercise over the exercise price as an item of adjustment for purposes of the alternative minimum tax. If the participant makes a “disqualifying disposition” of the common stock (described below) in the same taxable year the incentive option was exercised, there are no alternative minimum tax consequences.

If the participant disposes of our common stock after the participant has held it for at least two years after the incentive option was granted and at least one year after the incentive option was exercised, the amount the participant receives upon the disposition over the exercise price is treated as capital gain. We are not entitled to a deduction for this amount. If the participant makes a “disqualifying disposition” of common stock by disposing of common stock before it has been held for at least two years after the date the incentive option was granted and at least one year after the date the incentive option was exercised, the participant recognizes compensation income equal to the excess of:
•	the fair market value of common stock on the date the incentive option was exercised or, if less, the amount received on the disposition, over
•	the exercise price.
We are not required to withhold income or other taxes in connection with a “disqualifying disposition.” We are generally entitled to a deduction equal to the compensation recognized by the participant, assuming that the compensation satisfies the ordinary, necessary, and reasonable compensation requirements for deductibility and that the deduction is not limited by Section 162(m) of the Code.
Code Section 409A. Section 409A of the Code provides that all amounts deferred under a nonqualified deferred compensation plan are currently includible in gross income to the extent they are not subject to a substantial risk of forfeiture and have not been taxed previously unless the plan satisfies both the plan document and operational requirements specified in Section 409A of the Code. If the deferred compensation plan fails to satisfy the requirements of Section 409A, all amounts deferred for the year of the failure and all preceding years (to the extent they are not subject to a substantial risk of forfeiture) are included in the gross income of the participant(s) affected by the failure. The amount included in gross income is also subject to an additional tax equal to 20% of that amount and to interest. Incentive options are not subject to Section 409A. We have structured the Plan and expect to administer the Plan with the intention that non-qualified options will qualify for an exemption from Section 409A of the Code.
Code Section 162(m). Under Section 162(m) of the Code, we may be limited as to federal income tax deductions to the extent that total annual compensation in excess of $1 million is paid to our chief executive officer or any one of the four highest paid executive officers who were employed by us on the last day of the taxable year. However, certain “performance-based compensation,” the material terms of which are disclosed to and approved by our shareholders, is not subject to this limitation on deductibility. We have structured the Plan with the intention that compensation resulting from options granted under the plan would be deductible without regard to the limitations otherwise imposed by Section 162(m) of the Code.
Director Compensation
Bill M. Conrad, our sole independent director, was paid a director’s fee in the amount of $6,500 per month beginning November 2013 and continuing through February 2016. Effective March 1, 2016, Mr. Conrad’s compensation was increased to $10,000 per month. Additionally, in November 2015, we paid Mr. Conrad a bonus of $50,000 in recognition of his outstanding service to the company during 2015. None of our other directors are compensated in their capacities as such. We do, however, reimburse all of our directors for reasonable and necessary expenses incurred by them in that capacity.

We will review our compensation arrangements periodically in the future and may change our compensation policies as our business needs dictate and our resources permit.
The following table sets forth with respect to the directors, compensation information inclusive of equity awards and payments made during the year ended December 31, 2015 in the director’s capacity as such:
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Bill M. Conrad	2015	78,000	-	-	50,000	128,000
Stephen J. Foley	2015	-	-	-	-	-
Frederick J. Witsell	2015	-	-	-	-	-
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership
As of March 28, 2016, there were a total of 21,728,191 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of PetroShare voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known us to own beneficially more than 5% of our common stock. Unless otherwise stated, the address of each of the individuals is our address, 7200 South Alton Way, Suite B-220, Centennial, CO 80112.
In calculating the percentage ownership for each shareholder, we assumed that any options owned by an individual and exercisable within 60 days are exercised, but not the options owned by any other individual.
	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percentage (%)
Bill M. Conrad(1)	2,200,000	(2)	9.9

Stephen J. Foley(1)	2,095,000	(2)	9.4

Frederick J. Witsell(1)	3,850,000	(3)	16.9

Paul D. Maniscalco(1)	125,000	(4)	*

William B. Lloyd(1)	250,000	(5)	1.1

Providence Energy Operators, LLC 16400 N. Dallas Parkway, Suite 400 Dallas, TX 75248	3,000,000		13.8

Cambrian Capital, L.P. 505 Montgomery Street, Suite 1100 San Francisco, CA 94111	1,260,000		5.8

All officers and directors as a group (3 persons)	8,520,000	(6)	35.3
__________________________
*	Less than one percent.
(1)	Officer and director of PetroShare.
(2)	Includes options to acquire 500,000 shares of common stock which are presently exercisable.
(3)	Includes options to acquire 1,000,000 shares of common stock which are presently exercisable.
(4)	Includes options to acquire 125,000 shares of common stock which are presently exercisable.
(5)	Includes options to acquire 250,000 shares of common stock which are presently exercisable.
(6)	Includes options to acquire 2,375,000 shares of common stock which are presently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans
Our Equity Incentive Plan (also as referred to as the “Plan”) was adopted to be effective November 30, 2012. The Plan terminates by its terms on November 30, 2022. Under the Plan, a total of 5,000,000 shares of common stock are reserved for issuance thereunder. Set forth below is information as of December 31, 2015, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:
Equity Incentive Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Incentive Plan Not Approved by Securityholders	2,275,000	$0.33	2,725,000
Under the Plan, incentive or non-qualified stock options and/or grants of restricted or non-restricted common stock may be issued to key persons. Key persons include officers, directors, employees, consultants and others providing service to us. The Plan was established to advance the interests of our company and our shareholders by affording key persons, upon whose judgment, initiative, and efforts we may rely for the successful conduct of our businesses, an opportunity for investment in our company and the incentive advantages inherent in stock ownership in our company. This Plan gives our Board of Directors broad authority to grant options and make stock grants to key persons selected by the board while considering criteria such as employment position or other relationship with us, duties and responsibilities, ability, productivity, length of service or association, morale, interest in us, recommendations by supervisors, and other matters, and to set the option price, term of option, and other broad authorities. Options may be granted at a price determined by our Board of Directors in its sole discretion and may have a term up to 10 years.
Options granted under the Plan may generally be exercised by paying the exercise price to us in cash at the time of exercise. In the event the exercise price is expected to exceed $2,000 in the aggregate, the Board of Directors may allow the option holder to surrender shares already owned by him or her in satisfaction of the exercise price, or by “attestation,” where a portion of the shares underlying the option are surrendered in payment.
Options granted under the Plan give rise to taxable income to the recipient if the fair market value of the common stock on the date of grant is more than exercise price. In that event, we would receive a corresponding deduction for tax purposes. When a non-qualified option is exercised, the holder is subject to tax on the difference between the exercise price of the option and the fair market value of the stock on the date of exercise at ordinary rates. We receive a corresponding deduction for income tax purposes in that case as well. Recipients of stock grants are subject to tax on the fair market value of the stock on the date of grant and we receive a corresponding deduction.
Shares issued upon exercise of options or upon stock grants under the Plan are “restricted securities” as defined under the Securities Act unless a registration statement covering such shares is effective. Restricted shares cannot be freely sold and must be sold pursuant to an exemption from registration (such as Rule 144) which exemptions typically impose conditions on the sale of the shares.

Changes in Control
We know of no arrangements that may result in a change in control of our company.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
We have elected to apply the standards of the NYSE MKT for determining the “independence” of our directors. Our Board of Directors has determined that Bill M. Conrad qualifies as “independent” in accordance with Section 803(A) of the NYSE MKT Company Guide. During the review, our Board of Directors considered relationships and transactions during 2015 and during the past three fiscal years between each director or any member of his immediate family, on the one hand, and our company and our affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. The only compensation or remuneration that we provide to Mr. Conrad during his tenure as a director is compensation as a non-employee director. Neither Mr. Conrad nor any members of his family have participated in any transaction with us that would disqualify him as an “independent” director under the standard described above. Stephen J. Foley and Frederick J. Witsell do not qualify as “independent” because they are our executive officers.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees and Services
For the fiscal year ended December 31, 2014, professional services were performed by StarkSchenkein LLP (“StarkSchenkein”). For the fiscal year ended December 31, 2015, professional services were performed by SingerLewak LLP (“SingerLewak”). The aggregate fees for the fiscal years ended December 31, 2015 and 2014 were as follows:

	2014	2015
Audit Fees	$33,296	$36,965
Audit-Related Fees	-	-
Tax Fees	-	3,650
All Other Fees	-	-
Total	$33,296	$40,615

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a)(1) Financial Statements:
See Item 8 of this report for a list of financial statements.
(a)(3) Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PetroShare Corp.

Date: March 29, 2016	By: /s/ Stephen J. Foley
Stephen J. Foley, Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.
/s/ Stephen J. Foley	Director and Chief Executive Officer	March 29, 2016
Stephen J. Foley	(Principal Executive Officer)
/s/ Paul D. Maniscalco	Chief Financial Officer (Principal	March 29, 2016
Paul D. Maniscalco	Financial and Accounting Officer)
/s/ Bill M. Conrad	Chairman of the Board of Directors	March 29, 2016
Bill M. Conrad

/s/ Frederick J. Witsell	Director and President	March 29, 2016
Frederick J. Witsell

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to the registrant’s security holders. The registrant undertakes to furnish to the Commission any annual report or proxy material which it delivers to security holders in connection with an annual meeting.

EXHIBIT INDEX
		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation as filed with the Colorado Secretary of State on September 4, 2012	S-1	333-198881	3.1	September 22, 2014
3.2	Bylaws of the Company dated November 30, 2012	S-1	333-198881	3.2	September 22, 2014
4.1	Specimen stock certificate	S-1	333-198881	4.1	November 5, 2014
4.2	Form of Warrant Agreement	S-1	333-198881	4.2	August 27, 2015
10.1±	Equity Incentive Plan dated November 30, 2012	S-1	333-198881	10.1	September 22, 2014
10.2±	Form of Option Agreement	S-1	333-198881	10.2	September 22, 2014
10.3±	Form of Amended and Restated Employment Agreement	8-K	333-198881	10.2	March 1, 2016
10.4±	Executive Employment Agreement between the Company and William B. Lloyd, effective January 1, 2016	8-K	333-198881	10.3	March 1, 2016
10.5	Form of Subscription Agreement between the Company and investors in the Company’s private placements	S-1	333-198881	10.5	September 22, 2014
10.6	Settlement Agreement and Mutual General Release dated May 5, 2014 with Rancher Energy Corp.	S-1	333-198881	10.6	September 22, 2014
10.7	Asset Purchase Agreement dated April 18, 2013 with Premier Energy Partners (I) LLC	S-1	333-198881	10.7	September 22, 2014
10.8	Asset Purchase Agreement dated April 13, 2013 with Buck Peak, LLC	S-1	333-198881	10.8	September 22, 2014
10.9	Form of Joint Operating Agreement	S-1	333-198881	10.9	September 22, 2014
10.10	Participation Agreement dated August 1, 2013 with Royale Investments, LLC	S-1	333-198881	10.10	September 22, 2014
10.11	Participation Agreement dated September 30, 2013 with U.S. Energy Development Co.	S-1	333-198881	10.11	September 22, 2014
10.12	Participation Agreement dated November 1, 2013 with LLOCO, L.L.C.	S-1	333-198881	10.12	September 22, 2014
10.13	Separation Agreement dated August 9, 2013 between the Company and Steven K. Garrison	S-1	333-198881	10.13	November 5, 2014
10.14	Separation Agreement dated August 16, 2013 between the Company and Christopher N. Dilapo	S-1	333-198881	10.14	November 5, 2014
10.15	Agreement for Services dated November 12, 2014 between the Company and Kingdom Resources, LLC	8-K	333-198881	10.1	March 5, 2015
10.16	Revolving Line of Credit Facility Agreement dated May 13, 2015 between the Company and Providence Energy Operators, LLC	10-Q	333-198881	10.1	May 15, 2015
10.17	Promissory Note dated May 13, 2015	10-Q	333-198881	10.2	May 15, 2015
10.18	Deed of Trust dated May 13, 2015	10-Q	333-198881	10.3	May 15, 2015
10.19	Participation Agreement dated May 13, 2015	10-Q	333-198881	10.4	May 15, 2015
10.20	Form of Lock-Up Agreement between the Underwriter and officers and directors of the Company	S-1	333-198881	10.20	September 4, 2015

10.21	Extension of Agreement for Services dated September 2, 2015 between the Company and Kingdom Resources, LLC	8-K	333-198881	10.1	September 8, 2015
10.22	First Amendment to Revolving Line of Credit Facility Agreement, dated February 24, 2016	8-K	333-198881	10.1	March 1, 2016
14.1	Code of Ethics, dated March 1, 2016	8-K	333-198881	14.1	March 1, 2016
16.1	Letter from StarkSchenkein, LLP to the U.S. Securities and Exchange Commission, dated May 6, 2015	8-K	333-198881	16.1	May 7, 2015
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					*
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X
± Indicates management contract or compensatory plan or arrangement.
* Furnished with this report.