Form 10-Q
period 2016-03-31
PetroShare Corp.
filed 2016-05-13
CIK 1568079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-198881
PETROSHARE CORP.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-1454523 (I.R.S. Employer Identification No.)

7200 S. Alton Way, Suite B-220
Centennial, Colorado 80112
(Address of principal executive offices) (Zip Code)

 (303) 500-1160
(Registrant's telephone number including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 21,728,191 shares outstanding as of May 12, 2016.

PETROSHARE CORP.
FORM 10-Q
FOR THE QUARTER ENDED
MARCH 31, 2016
Table of Contents

Part I.  FINANCIAL INFORMATION

Part II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 6.	Exhibits	15

	SIGNATURES	16

References in this report to agreements to which PetroShare Corp. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the exhibits listed therein.

————————

Please see Cautionary Language Regarding Forward-Looking Statements on page 12 of this report for important information contained herein.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PetroShare Corp.
Condensed Balance Sheets
	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,593,222	$3,011,291
Accounts receivable – Joint interest billing	315,847	384,618
Accounts receivable – Working interest partner	590,274	-
Prepaid expenses and other assets	35,159	29,119
Total current assets	3,534,502	3,425,028

Crude Oil and Natural Gas Properties-using successful efforts method
Unproven crude oil and natural gas properties	915,577	715,594
Proven crude oil and natural gas properties	1,319,496	724,058
Wells in progress	40,824	40,505
Less: Accumulated depletion and depreciation	(724,058)	(724,058)
Crude oil and natural gas properties, net	1,551,839	756,099

Property, plant and equipment, net	12,196	1,828
Other assets	3,851	3,851
Total Assets	$5,102,388	$4,186,806

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,505,507	$312,590
Accounts payable – working interest owners	949	949
Total current liabilities	1,506,456	313,539

Long-term debt	1,062,185	1,062,185
Asset retirement obligation	40,783	34,776
Total Liabilities	2,609,424	1,410,500

Shareholders' Equity:
Preferred stock-$.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock-$.001 par value: 100,000,000 shares authorized; 21,728,191 shares and 21,633,191 shares issued and outstanding, respectively	21,728	21,633
Additional paid in capital	8,563,812	8,124,443
Accumulated deficit	(6,092,576)	(5,369,770)
Total Shareholders' Equity	2,492,964	2,776,306

Total Liabilities and Shareholders' Equity	$5,102,388	$4,186,806

The accompanying notes are an integral part of these financial statements.

PetroShare Corp. Condensed Statements of Operations (unaudited)

	Three months ended March 31,
	2016	2015

Revenues
Crude oil and natural gas production revenue	$-	$1,328

Costs and Expenses
Lease operating expense	180	9,677
Exploration expense	2,700	-
General and administrative expense	679,575	192,234
Depreciation, depletion, amortization, accretion and impairment	18,768	10,508
Total Costs and Expenses	701,223	212,419

Operating (Loss)	(701,223)	(211,091)

Other Income (Expense)
Interest income	363	-
Interest expense	(21,946)	-
Total other income (expense)	(21,583)	-

Net (Loss)	$(722,806)	$(211,091)

Net (Loss) per Common Share
Basic and Diluted	$(0.03)	$(0.01)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	21,708,191	17,048,769

The accompanying notes are an integral part of these financial statements.

PetroShare Corp. Condensed Statements of Cash Flows (unaudited)
	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net (loss)	$(722,806)	$(211,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and depletion expense	1,205	9,742
Accretion of asset retirement obligation	841	766
Share based compensation	344,465	-
Impairment of oil and gas properties	16,721	-
Changes in operating assets and liabilities
Accounts receivable – joint interest billing	68,772	(7,353)
Accounts receivable – working interest partner	(590,274)	-
Accounts receivable – crude oil and natural gas	-	1,008
Prepaid expenses and other assets	(6,040)	12,088
Accounts payable and accrued liabilities	1,192,915	(32,267)
Accounts payable – working interest partners	-	(26,458)
Drilling advances	-	(101,604)
Net cash provided by (used in) operating activities	305,799	(355,169)

Cash flows from investing activities
Additions of furniture, fixtures and equipment	(11,574)	-
Development of crude oil and natural gas properties	(17,041)	(13,494)
Acquisitions of crude oil and natural gas properties	(790,253)	-
Net cash (used in) investing activities	(818,868)	(13,494)

Cash flows from financing activities
Common stock issued for cash (net of offering costs)	95,000	128,519
Net cash provided by financing activities	95,000	128,519

Net (decrease) in cash	(418,069)	(240,144)

Cash
Beginning of period	3,011,291	425,358
End of period	$2,593,222	$185,214

Supplemental cash flow disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

PetroShare Corp. (“PetroShare” or the “Company”) is a corporation organized under the laws of the State of Colorado on September 4, 2012 to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain or mid-continent portion of the United States. Since inception, PetroShare has focused on financing activities and the acquisition, exploration and development of crude oil and natural gas prospects located in Adams County, Colorado, known as the Todd Creek Farms prospect, and Moffat County, Colorado, known as the Buck Peak prospect. As of March 31, 2016, the Company had drilled and completed two wells on the Buck Peak prospect.  The Company’s current focus is on acquiring acreage and development of its Todd Creek Farms prospect.

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with Rule 8-03 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”).  Certain information normally included in financial statements and the accompanying notes prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Audited Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2015, and the Company’s other filings with the SEC.
The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's Condensed Balance Sheets as of March 31, 2016 and December 31, 2015; the Condensed Statements of Operations for the three months ended March 31, 2016 and 2015; and the Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015. The Company’s balance sheet at December 31, 2015 is derived from the audited financial statements at that date. Interim period results are not necessarily indicative of results of operations or cash flows for the full year.
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 2 in the Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
The Company has evaluated events or transactions through the date of issuance of these unaudited condensed financial statements.  Except as otherwise set forth herein, there have been no material changes to the Notes from those included with the Audited Financial Statements included in the Form 10-K.

New Accounting Pronouncements

Recently Issued

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to employee share-based payment accounting, which includes provisions intended to simplify various aspects related to how share-based compensation payments are accounted for and presented in the financial statements. This amendment will be effective prospectively for reporting periods beginning on or after December 15, 2016, and early adoption is permitted. The Company is currently assessing the impact of the ASU on the its financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Various accounting standards and interpretations were issued in 2015 with effective dates subsequent to December 31, 2015.  The Company has evaluated the recently issued accounting pronouncements that are effective in 2016 and believe that none of them will have a material effect on its financial position, results of operations or cash flows when adopted.

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

NOTE 3 – CRUDE OIL AND NATURAL GAS PROPERTIES

Aggregate Capitalized Costs. The Company has recorded aggregate capitalized costs relating to its crude oil and natural gas activities as shown below:

	March 31, 2016	December 31, 2015
Proved	$1,319,496	$724,058
Wells in progress	40,824	40,505
Unproved	915,577	715,594
Less: Accumulated depletion and depreciation	(724,058)	(724,058)
Total	$1,551,839	$756,099

Costs Incurred in Crude Oil and Natural Gas Activities.  Costs incurred in connection with PetroShare's crude oil and natural gas acquisition, exploration and development activities for each of the periods are shown below:

	Three months ended March 31,
	2016	2015
Exploration costs	$2,700	$-
Development costs	17,041	13,494
Acquisition of properties:
Proved	590,274	-
Unproved	199,979	-
Total	$809,994	$13,494

During the three months ended March 31, 2016, the Company recorded depletion expense of $nil. The Company recorded $9,502 in depletion expense during the three months ended March 31, 2015.

Acquisitions

On March 10, 2016, the Company acquired certain surface rights and easements on lands located in Township 1 South, Range 67 West located on its Todd Creek Farms prospect in exchange for $184,360 in cash. The surface rights and easements will permit the Company to access its Shook well pad, where the Company intends to commence drilling operations. The permit applications for drilling at this location are currently pending.

On March 31, 2016, the Company acquired certain oil and gas assets on land adjacent to the Company’s Todd Creek Farms prospect, including: (i) oil and gas leases covering approximately 320 net acres located in Section 10, Township 1 South, Range 67 West; (ii) a 100% working interest in a well located on the aforementioned leases; (iii) the seller’s interest in all of the oil, gas, natural gas liquids, and associated hydrocarbons produced from the well; (iv) the seller’s interest in and to certain contracts and agreements applicable to the well and leases; (v) machinery, fixtures, gathering and flow lines, tanks, boilers and other equipment, tangible personal property and improvements located on and used or held in connection with the  leases and the well; and (vi) the seller’s interest in all easements, permits, licenses and rights of way associated with the foregoing. The Company paid $1,180,547 for the foregoing assets, which purchase price is subject to upward and downward adjustments in certain circumstances. In addition to the acquisition, the Company assumed certain of the seller’s obligations and liabilities. The transaction has an effective date of January 1, 2016. Pursuant to the participation agreement between the Company and its principal lender, the lender exercised its option to acquire 50% of the Company’s interest in the leases and the well by paying the Company $590,274 in cash on April 19, 2016.

On April 14, 2016, the Company acquired certain oil and gas leases near the Company’s existing leases in its Todd Creek Farms prospect covering approximately 378 net acres in Section 5, Township 1 South, Range 67 West.  The Company also acquired the seller’s right to participate in, and agreed to pay all of the seller’s costs and expenses related to, the drilling, completion, equipping and producing of up to 14 to 16 wells covering part of these leases proposed to be drilled by a third-party operator. The Company’s interest in any wells will vary but would average approximately 20%.  Any participation by the Company is subject to receipt of adequate working capital. The Company was required to pay a total of $576,112 for this acquisition. The transaction has an effective date of March 1, 2016. Pursuant to the participation agreement between the Company and its principal lender, on April 13, 2016, the lender exercised its option to acquire 50% of the Company’s interest in the leases and agreed to pay the Company $288,056.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

NOTE 4 – LINE OF CREDIT

On May 13, 2015, the Company entered into a Revolving Line of Credit Facility Agreement with Providence Energy Operators, LLC (“Providence”), which provides to the Company a revolving line of credit of up to $5,000,000.  As of March 31, 2016, the outstanding balance on the line of credit was $1,062,185 plus accrued interest of $70,548.

Subsequent to March 31, 2016, on April 19, 2016, the Company borrowed $600,000 to fund its portion of the purchase crude oil and natural gas properties including 320 net acres in the Todd Creek Farms prospect (Notes 3 and 9).

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liability balances were comprised of trade accounts payable and accrued liabilities, drilling advances, and crude oil and natural gas distributions payable which are shown below:

	March 31, 2016	December 31, 2015
Trade payables and accrued liabilities	$254,412	$263,988
Accrued interest payable	70,548	48,602
Liabilities incurred in connection with acquisition of crude oil and natural gas properties	1,180,547	-
Crude oil and natural gas distributions payable	949	949
Total	$1,506,456	$313,539

NOTE 6 - SHAREHOLDERS' EQUITY

Common Stock

As of March 31, 2016 and December 31, 2015, PetroShare had 100,000,000 shares of common stock authorized with a par value of $0.001 per share. As of March 31, 2016 and December 31, 2015, 21,728,191 and 21,633,191 shares were issued and outstanding, respectively.

Activity for the three months ended March 31, 2016 included the following:

In January 2016, the Company sold 95,000 shares of common stock at $1.00 per share to one accredited investor pursuant to a private placement of its common stock.

Preferred Stock

As of March 31, 2016 and December 31, 2015, PetroShare had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share. As of March 31, 2016 and December 31, 2015, there was no preferred stock issued or outstanding.

Warrants

As of March 31, 2016, warrants to purchase up to 255,600 shares of the Company’s common stock remain outstanding.  The warrants are exercisable beginning on May 10, 2016 at $1.25 per share and expire on November 12, 2020.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

NOTE 7 – STOCK BASED COMPENSATION

During the period ended March 31, 2016, the Board of Directors granted non-qualified options to employees and consultants of the Company under the Company’s Equity Incentive Plan (“Plan”) to acquire 1,125,000 shares of PetroShare’s common stock.

A summary of activity under the Plan through March 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term (Years)
Outstanding, December 31, 2015	2,275,000	$0.33	6.50
Exercisable, December 31, 2015	2,200,000	$0.30	6.72
Granted	1,125,000	$1.00	2.76
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, March 31, 2016	3,400,000	$0.63	4.35
Exercisable, March 31, 2016	2,450,000	$0.39	5.60

Activity for the three months ended March 31, 2016:

On January 1, 2016, the Company issued 250,000 options to purchase its common stock in connection with the appointment its Chief Financial Officer (Note 8). The options are exercisable at a price of $1.00 per share and expire on November 23, 2018. The options vested one-half on January 1, 2016 and the remainder vest on January 1, 2017, so long as the officer remains with the Company. The options are subject to the terms and conditions of the Plan and a stock option agreement.

On January 28, 2016, the Company issued 875,000 options to purchase its common stock in connection with the appointment of its Chief Operating Officer (Note 8). The options are exercisable at a price of $1.00 per share and expire on December 31, 2022. The options vest as follows: (i) 125,000 on January 28, 2016, the date of grant, and (ii) 750,000 on January 1, 2017, so long as the officer remains with the Company. The options are subject to the terms and conditions of the Plan and a stock option agreement.

The fair value of each share-based award was estimated on the date of the grant using the Black-Scholes pricing model that incorporates key assumptions including volatility of 188-201%, dividend yield of 0%, and risk free interest rates of 1.07 -1.31%. As PetroShare’s common stock has limited historical trading data, the expected stock price volatility is based on the historical volatility of a group of publicly-traded companies that share similar operating metrics and histories.  The expected term of the awards represents the period of time that management anticipates awards to be outstanding. As there was insufficient historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options. The risk-free rate for the periods within the contractual life of the options are based on the US Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the expected term of the options. PetroShare has never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero.

The table below summarizes assumptions utilized in the Black-Scholes pricing model for three-month period ended:

March 31, 2016
Expected option term — years	1.5
Weighted-average risk-free interest rate	1.31%
Expected dividend yield	0
Weighted-average volatility	201%

During the three months ended March 31, 2016, the Company recorded share-based compensation of $344,465. No share-based compensation was recorded in the comparable prior period. Unvested share-based compensation at March 31, 2016 amounted to $541,928.

PetroShare Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

NOTE  8 – COMMITMENTS AND CONTINGENCIES

Effective January 1, 2016, the Company appointed William B. Lloyd as its Chief Operating Officer. In connection with his appointment, Mr. Lloyd will be paid a salary of $156,000 per year and is entitled to participate in all employee benefit plans consistent with other senior executives of the Company. Additionally, Mr. Lloyd was granted an option to purchase up to 875,000 shares of the Company's common stock at a price of $1.00 per share (Note 7).

Effective January 1, 2016, the Company appointed Paul D. Maniscalco as Chief Financial Officer of the Company. In this role, Mr. Maniscalco will serve as the Company's principal financial and accounting officer. Pursuant to the terms of the agreement between Mr. Maniscalco and the Company, as amended, Mr. Maniscalco is compensated at an hourly rate for his services, not to exceed $4,500 per month. Mr. Maniscalco was granted an option to purchase up to 250,000 shares of the Company's common stock at a price of $1.00 per share (Note 7).

On February 25, 2016, the Board of Directors approved a form of amended and restated executive employment in order to provide uniform terms of employment for the Company’s executive officers.  Effective March 1, 2016, the Company entered into an amended and restated employment agreement with each Stephen J. Foley and Fredrick J. Witsell. For each of the foregoing executives, the employment agreements provide for an initial term expiring on December 31, 2018, with an automatic renewal for successive one-year periods unless terminated in accordance with its terms; base compensation in the amount of $156,000 per year; provisions for termination under various circumstances, and payment of severance under certain circumstances.

Subsequent to March 31, 2016, the Company hired Mr. Bill Givan as its Vice President of Land Operations. Mr. Givan’s base compensation is $130,000 per year. In connection with the execution of the employment agreement with Mr. Givan, the Company granted him 250,000 options to purchase the Company’s common stock. The options are exercisable at a price of $0.80 per share and expire on April 15, 2021. The options vest as follows: 50,000 on April 15, 2016; 100,000 on April 15, 2017; and 100,000 on April 15, 2018, so long as the officer remains with the Company. The options are subject to the terms and conditions of the Plan and a stock option agreement.

NOTE 9 – SUBSEQUENT EVENTS

On April 5, 2016, the Company entered into a consulting agreement with an independent third party to provide the Company certain advertising, promotional and marketing services in exchange for 50,000 shares of common stock.

On April 14, 2016, the Company acquired certain oil and gas assets covering approximately 378 net acres near its Todd Creek Farms prospect (Note 3).

On April 15, 2016, the Company hired a Vice President of Land Operations (Note 8).

On April 19, 2016, the Company borrowed $600,000 against the Company’s line of credit in order to fund the Company’s obligations related to its acquisition of oil and gas assets on its Todd Creek Farms prospect (Notes 3 and 4).

In May 2016, the Company increased the size of its board of directors to a total of five by appointing two additional directors. The Company granted each of the new directors 25,000 shares and an option to acquire an additional 25,000 shares pursuant to the Plan. The Company is also obligated to pay each individual a quarterly director’s fee of $3,000.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, "PetroShare Corp.," the "Company," "we," "our," and "us" refer to PetroShare Corp.

The following discussion updates and summarizes our plan of operation as of May 13, 2016 for the remainder of the fiscal year. It also analyzes (i) our financial condition at March 31, 2016 and compares it to that at December 31, 2015, and (ii) our results of operations for the three months ended March 31, 2016 and 2015. The following discussion and analysis should be read in conjunction with the  accompanying financial statements and related notes included elsewhere in this report and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

We were organized on September 4, 2012 under the laws of the State of Colorado to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain and mid-continent region of the United States. We are currently the operator of two oil and gas wells in Moffat County, Colorado, which we refer to as the Buck Peak prospect. As of May 13, 2016, we have also acquired oil and gas leases covering a total of 1,917 gross acres in Adams County, Colorado. Our remaining net interest after assignment to our working interest partners is 614 acres, which we are in the process of developing as part of our Todd Creek Farms prospect.

Plan of Operation

Our plan of operation for the remainder of the fiscal year includes: (i) maintaining our wells on the Buck Peak prospect, (ii) continuing permitting and development of our drilling program on the Todd Creek Farms prospect and other leases that might be acquired under our services agreement, (iii) identifying potential lease and asset acquisitions that have the potential to deliver compelling economics in the prevailing price environment, and (iv) review and participate in projects, if economic, from third-party operators proposing wells which include portions of our lease holdings.

Under the terms of the participation agreements concerning the Buck Peak prospect as well as those affecting our interest in the Todd Creek Farms prospect, we are required to pay our proportionate share of the costs of the wells. Accordingly, the ultimate success of our business plan depends on our ability to generate sufficient revenue from the sale of produced crude oil and natural gas and to raise additional capital to cover our fixed and variable expenses. Moving forward, we believe the major components of our fixed expenses will include executive compensation, general office expenses, and legal and accounting fees. We anticipate the variable expenses will primarily include acquiring acreage and costs of drilling activities. Cash flow from the Buck Peak prospect is not currently sufficient to offset general and administrative expenses and fund additional drilling programs and acquisitions.

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

Buck Peak Prospect

In December 2015, we took the Buck Peak wells offline for the winter months in order to avoid paying excessive operating costs. We expect to bring the wells back online during the second quarter of 2016, weather permitting, at which time we will monitor the production rate of the wells and analyze the effect of the fracture stimulations we conducted in the third quarter of 2015. Management has determined that further exploration in the Buck Peak prospect area is currently un-economic because of the downturn in oil prices over the past several quarters and the nominal production rate of the initial two wells. However, we will maintain the majority of our interests in the prospect area through the terms of the existing leases and will continue to monitor oil prices and the production rates of our wells to determine whether further exploratory and drilling activities in that area would be economic.

Todd Creek Farms Prospect

In February 2015, we acquired an oil and gas lease covering approximately 1,280 gross (333 net) undeveloped acres in the Wattenberg Field of northeast Colorado from Kingdom Resources, LLC (“Kingdom”). We intend to develop the Kingdom lease area as part of our Todd Creek Farms prospect. We have filed permits to begin drilling this acreage, together with other acreage that we recently acquired, as described below.

Recent Acquisitions

On March 10, 2016, we acquired certain surface rights and easements on lands in Township 1 South, Range 67 West located on our Todd Creek Farms prospect in exchange for $184,360 in cash. The surface rights and easements will permit us to access our Shook well pad, where we intend to commence drilling operations. The permit applications for drilling on this site are currently pending.

On March 31, 2016, we closed on an acquisition of certain oil and gas assets, including leases on land adjacent to our existing Todd Creek Farms prospect leases.  Pursuant to the agreement, we acquired:  (i) certain oil and gas leases covering lands located in Section 10, Township 1 South, Range 67 West and covering approximately 320 net acres; (ii) a 100% working interest in a well located on the leases, including associated casing and equipment; (iii) the seller’s interest in all of the oil, gas, natural gas liquids, and associated hydrocarbons produced from the well; (iv) the seller’s interest in and to certain contracts and agreements applicable to the well and leases; (v) machinery, fixtures, gathering and flow lines, tanks, boilers and other equipment, tangible personal property and improvements located on and used or held in connection with the well and leases; and (vi) the seller’s interest in all easements, permits, licenses and rights of way associated with the foregoing. We also assumed certain of the seller’s obligations and liabilities related to the well and leases, and seller’s obligations under a well proposal to participate for an approximate 21.9% working interest in two additional wells. We paid $1,180,547 in cash for this acquisition, which is subject to upward and downward adjustments in certain circumstances The effective date of the acquisition was January 1, 2016. Pursuant to our participation agreement with Providence, Providence exercised its option to acquire 50% of our interest in the leases and the well by paying us $590,274 on April 19, 2016.

On April 14, 2016, we acquired from a third-party certain oil and gas assets near our Todd Creek Farms prospect covering approximately 378 net acres in Section 5, Township 1 South, Range 67 West.  We also acquired the seller’s right to participate in, and agreed to pay all of the seller’s costs and expenses related to, the drilling, completion, equipping and producing of 14 to 16 wells proposed to be drilled by a third-party operator. Our interest in any wells will vary but would average approximately 20%.  Any participation is subject to our receipt of adequate working capital. We paid $576,122 for this acquisition. The transaction has an effective date of March 1, 2016. Pursuant to the terms of our participation agreement with Providence, Providence exercised its option to acquire 50% of our interest in the leases and agreed to pay us $288,056.

The operator of the wells in Section 5 has started drilling on the 14 well program, and we are participating in that program in accordance with our interest.  We still require additional working capital to pay our entire share of that interest.

Results of Operations

Three Months Ended March 31, 2016 Compared to March 31, 2015

Overview:  Our net loss for the three months ended March 31, 2016 was $722,806, or $0.03 per share, compared to net loss of $211,091 or $0.01 per share for the three months ended March 31, 2015.  The increase in net loss of $511,715 in the 2016 period resulted primarily from an increase in general and administrative expenses of $487,341, and to a lesser extent, an increase in interest expense of $21,583.

Revenues:  Crude oil sales revenue was $nil for the three months ended March 31, 2016, compared to $1,328 for the three months ended March 31, 2015.  Our two wells in Moffat County at the Buck Peak prospect remained off-line during the first quarter of 2016.

Volumes and Prices:  Crude oil sales volumes decreased 36.56 bbls or 100% for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Production Expense:  Production expense is comprised of the following items:

	Three months ended March 31,
	2016	2015
Lease operating costs	$180	$9,632
Production taxes	-	(11)
Transportation and other costs	-	56
Total	$180	$9,677

Total production expense decreased $9,497 or 98% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The decrease in lease operating costs relates primarily to our two wells in Moffat County at the Buck Peak prospect remaining offline during the first quarter of 2016.

Routine lease operating expense ("LOE"), consisting of field personnel, fuel/power, chemicals, disposal, transportation and other costs, per BOE was $nil and $263.46 for the three months ended March 31, 2016 and 2015, respectively.

General and administrative expenses: We incurred general and administrative expenses of $679,575 during the three months ended March 31, 2016 compared to $192,234 in the three months ended March 31, 2015, representing an increase of $487,341 or 254%. This increase is attributable to an increase in share based compensation expense, $344,465 in the current period as compared to $nil in the same 2015 period, and increases in salary and wage expense primarily related to the hiring of new employees.

Depreciation, depletion, amortization, accretion and impairment expense:  Depreciation, depletion, amortization, accretion and impairment expense increased $8,260 or 79% for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  The increase relates primarily to the recognition of $16,721 of impairment expense for the first quarter of 2016.

Interest income (expense): During the three months ended March 31, 2016, we recognized interest income of $363 compared to $nil in the three months ended March 31, 2015.  During the three months ended March 31, 2016, we recognized interest expense of $21,946 compared to $nil in the three months ended March 31, 2015, an increase of 100%.  The interest expense recognized in the current period relates to the outstanding balance on our line of credit.

Liquidity and Capital Resources

Overview

To date, we have generated all of our capital resources through the sale of common stock, prospect fees received from working interest partners, drilling advances from working interest partners, and advances under our line of credit. During the three months ended March 31, 2016, we received $95,000 in proceeds from the sale of our common stock through a private placement. To date, we have generated nominal cash from operations and negative cash flows from operating activities.

Our line of credit provides us capital to pay for development and additional drilling and leasing activities.  The amount we invest in development, drilling, and leasing activities will depend on, among other factors, opportunities presented to us and the success of any fundraising efforts. In the event we are successful in raising additional capital through equity offerings, we may elect to use some of those proceeds to pay down some or all of the borrowings under the line of credit. The most significant of our future capital requirements include (i) costs to acquire any additional acreage which we may identify in the areas surrounding our Todd Creek Farms prospect or other areas that we may identify; (ii) costs to drill or participate in additional wells; (iii) approximately $128,000 per month for salaries and other corporate overhead; and (iv) legal and accounting fees associated with our status as a public company required to file reports with the SEC. We anticipate funding these projected capital requirements with proceeds from the sale of common stock and/or the line of credit.

Working Capital

As of March 31, 2016, we had working capital of $2,028,046, comprised of current assets of $3,534,502 and current liabilities of $1,506,456. Working capital decreased by $1,083,443 from December 31, 2015, due to cash used in operations and the acquisition of crude oil and natural gas properties.  We expect that our working capital will continue to decrease as we acquire additional properties and participate in drilling of wells on our properties.  However, the line of credit provides us with additional liquidity to operate our business, and we believe that we have sufficient liquidity and capital for the next 12 months. We may undertake additional efforts to raise capital in 2016 in order to accelerate to rate at which we can acquire and develop our properties.

During the three months ended March 31, 2016, we sold 95,000 shares of our common stock through a private placement for proceeds of $95,000. On April 19, 2016, we borrowed an additional $600,000 against our line of credit to pay for our share of our acquisition of crude oil and natural gas properties and to fund general and administrative expenses related to the acquisition.

Cash Flows

Three months ended March 31, 2016 compared to March 31, 2015

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2016 was $305,799 compared to net cash used in operating activities of $355,169 during the three months ended March 31, 2015, representing a change of $660,968. The significant change in the 2016 period is attributable to several factors, including share based compensation and net accrued liabilities recorded for the acquisition of crude oil and natural gas properties in the Todd Creek Farms prospect; satisfaction of accounts payable and accrued liabilities incurred in connection with drilling and completion of the Buck Peak wells; and payment of drilling advances on behalf of our working interest partners in the 2015 period.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2016 was $818,868 compared to $13,494 during the three months ended March 31, 2015, representing an increase of $805,374. During the 2016 period, we recorded net acquisitions of $790,253 related to the acquisition of crude oil and natural gas properties in our Todd Creek Farms prospect, additions of $11,574 in furniture, fixtures and equipment and development of crude oil and natural gas properties of $17,041. During the 2015 period, we paid $13,494 for our share of the development of our properties.

Financing Activities

During the three months ended March 31, 2016, we sold 95,000 shares of our common stock at $1.00 per share for gross proceeds of $95,000.  During the three months ended March 31, 2015, we sold 149,000 shares of our common stock at $1.00 per share for gross proceeds of $149,000, less offering costs of $20,481 pursuant to our public offering.

Capital Expenditures

As discussed above, our primary focus is on the development of our Todd Creek Farms prospect. We currently plan to drill five wells and complete three wells, which we will operate on our Todd Creek Farms prospect. We anticipate that we will receive final approval for our initial well pad from the Colorado Oil and Gas Conservation Commission (“COGCC”) in the near future. We also have submitted a Use by Special Review (“USR”) application to Adams County, Colorado and a hearing on that application is scheduled for May 24, 2016. We anticipate receiving USR approval from Adams County in late-July 2016. Assuming we receive final approval from the COGCC and Adams County, we plan to commence construction of the pipeline system during the third or fourth quarter of this year, which we expect will have a gross cost of approximately $1,700,000; our net cost will be less based on our anticipated retained working interest of 50% and any additional allocated interests. We expect to commence drilling shortly after completion of the pipeline system. The total gross cost of drilling a well and putting it into production in the Todd Creek Farms prospect area is approximately $2,850,000. Gross costs for our operated drilling program could therefore be as high as $15,825,000. However, our net cost will depend on the amount of working interest we retain in any individual well and how many wells we ultimately decide to drill.

We are planning to continue our participation in a third-party operated drilling program of an initial 14 to 16 wells located near our Todd Creek Farms prospect. The capital expenditures attributable to us under this program may be up to $3,000,000. The amounts and timing of any expenditures will vary greatly depending on the operator’s activities. We are currently obligated to pay approximately $2,500,000.

We also recently committed to participate in two additional wells through our acreage acquisitions. Any drilling activities related to these wells are subject to pending title opinion work and identification of working interest partners. At this time, we cannot reasonably estimate the timing and amount of any expenditures related to drilling these well-bores.

In maintaining our wells on the Buck Peak prospect, we may incur additional capital expenditures; however we expect any expenditures related to the Buck Peak wells will be nominal.

Off–Balance Sheet Arrangements

We have no material off-balance sheet transactions, arrangements or obligations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the phrase "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In January 2016, we sold 95,000 shares of common stock at $1.00 per share to one accredited investor pursuant to a private placement of our common stock.

Public Offering

We filed a registration statement on Form S-1 (File No. 333-198881) in connection with our initial public offering, which was originally declared effective by the SEC on February 4, 2015. On July 15, 2015, we filed a post-effective amendment to our registration statement, which was declared effective by the SEC on November 12, 2015. The following table illustrates the use of our public offering proceeds as of March 31, 2016:

As of March 31, 2016
Drilling and Leasing Activity	$385,000
General and Administrative	579,015
Legal and Accounting Services	214,375
Total use of proceeds from the offering	$1,178,390

Item 6.   Exhibits.

The following exhibits are filed with this report:

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document..

* This document is not being "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PetroShare Corp.

Date: May 13, 2016	By: /s/ Stephen J. Foley
Stephen J. Foley, Chief Executive Officer (Principal Executive Officer)

PetroShare Corp.

Date: May 13, 2016	By: /s/ Paul D. Maniscalco
Paul D. Maniscalco, Chief Financial Officer (Principal Financial and Accounting Officer)