Form 10-Q
period 2016-06-30
PetroShare Corp.
filed 2016-08-18
CIK 1568079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(303) 500-1160

(Registrant’s telephone number including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 21,861,524 shares outstanding as of August 18, 2016.

PETROSHARE CORP.

FORM 10-Q

FOR THE QUARTER ENDED

JUNE 30, 2016

References in this report to agreements to which PetroShare Corp. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the exhibits filed with or incorporated therein by reference.

Please see Cautionary Language Regarding Forward-Looking Statements on page 15 of this report for important information contained herein.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PetroShare Corp.

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,974,427	$3,011,291
Accounts receivable — joint interest billing	86,484	384,618
Accounts receivable — related party	276,094	—
Deferred offering costs	99,829	—
Prepaid expenses and other assets	121,003	29,119
Total current assets	2,557,837	3,425,028

Crude Oil and Natural Gas Properties-using successful efforts method
Unproven crude oil and natural gas properties	428,220	715,594
Proven crude oil and natural gas properties	5,039,034	724,058
Wells in progress	608,650	40,505
Less: Accumulated depletion and depreciation	(724,058)	(724,058)
Crude oil and natural gas properties, net	5,351,846	756,099

Property, plant and equipment, net	13,431	1,828
Other assets	3,851	3,851
Total Assets	$7,926,965	$4,186,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$587,749	$312,590
Accounts payable — working interest owners	144,181	949
Total current liabilities	731,930	313,539

Long-term debt	4,662,185	1,062,185
Asset retirement obligation	584,358	34,776
Total Liabilities	5,978,473	1,410,500

Commitments and contingencies — Note 11

Shareholders’ Equity:
Preferred stock-$.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock-$.001 par value: 100,000,000 shares authorized; 21,828,191 shares and 21,633,191 shares issued and outstanding, respectively	21,828	21,633
Additional paid in capital	8,937,441	8,124,443
Accumulated deficit	(7,010,777)	(5,369,770)
Total Shareholders’ Equity	1,948,492	2,776,306

Total Liabilities and Shareholders’ Equity	$7,926,965	$4,186,806

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues
Crude oil and natural gas production revenue	$—	$—	$—	$1,328

Costs and Expenses
Lease operating expense	5,413	(2,741)	5,593	6,936
Exploration costs	—	—	2,700	—
General and administrative expense	875,344	236,277	1,554,920	428,510
Depreciation, depletion, amortization and accretion	2,314	1,401	4,360	11,910
Loss on impairment of oil and gas properties	318	—	17,039	—
Total Costs and Expenses	883,389	234,937	1,584,612	447,356

Operating (Loss)	(883,389)	(234,937)	(1,584,612)	(446,028)

Other Income (Expense)
Interest income	138	3	501	3
Interest expense	(34,950)	(10,740)	(56,896)	(10,740)
Net (Loss)	$(918,201)	$(245,674)	$(1,641,007)	$(456,765)

Net (Loss) per Common Share
Basic and Diluted	$(0.04)	$(0.01)	$(0.08)	$(0.03)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	21,805,114	17,237,433	21,718,661	17,143,622

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.

Condensed Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net (loss)	$(1,641,007)	$(456,765)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and depletion expense	2,554	10,379
Accretion of asset retirement obligation	1,807	1,531
Share based compensation	714,984	—
Impairment of oil and gas properties	17,039	—
Changes in operating assets and liabilities
Accounts receivable — joint interest billing	298,134	11,954
Accounts receivable — crude oil and natural gas	—	1,004
Accounts receivable — related party	(276,094)	—
Deferred offering costs	(99,829)	109,965
Prepaid expenses and other assets	(88,675)	9,465
Accounts payable and accrued liabilities	275,156	12,510
Accounts payable — working interest partners	143,232	(26,458)
Drilling advances	—	(105,697)
Net cash (used in) operating activities	(652,699)	(432,112)

Cash flows from investing activities
Additions of furniture, fixtures and equipment	(14,158)	—
Development of crude oil and natural gas properties	(585,184)	(14,993)
Acquisition of Crude oil and natural gas properties — business combination	(2,305,917)	—
Acquisitions of crude oil and natural gas properties	(1,173,906)	(785,630)
Net cash (used in) investing activities	(4,079,165)	(800,623)

Cash flows from financing activities
Long-term debt — advances on line of credit	3,600,000	1,000,000
Common stock issued for cash (net of offering costs)	95,000	49,200
Net cash provided by financing activities	3,695,000	1,049,200

Net (decrease) in cash	(1,036,864)	(183,535)

Cash
Beginning of period	3,011,291	425,358
End of period	$1,974,427	$241,823

Supplemental cash flow disclosure:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Acquisition of crude oil and natural gas properties — business combination	$635,837	$—

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2016

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

PetroShare Corp. (“PetroShare” or the “Company”) is a corporation organized under the laws of the State of Colorado on September 4, 2012 to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain or mid-continent portion of the United States. Since inception, PetroShare has focused on financing activities and the acquisition, exploration and development of crude oil and natural gas prospects in the Rocky Mountain and mid-continent region of the United States. The Company’s recent focus is on the Wattenberg Field, part of the Denver-Julesberg Basin in northeast Colorado. The Company is in the process of developing its operated and non-operated Wattenberg assets, including those located within its Todd Creek Farms prospect. Currently, all of the Company’s properties are located in the State of Colorado. As of June 30, 2016, PetroShare had an interest in 38 gross (16.6 net) producing wells and approximately 9,877 gross (2,432 net) acres of oil and gas properties, most of which acreage is held by production. PetroShare’s goal is to become a leading independent producer of crude oil and natural gas in the Wattenberg Field.

NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with Section 8-03 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”).  Certain information normally included in financial statements and the accompanying notes prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Audited Financial Statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015, and the Company’s other filings with the SEC.

The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Condensed Balance Sheets as of June 30, 2016; the Condensed Statements of Operations for the three and six months ended June 30, 2016 and 2015; and the Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015. Interim period results are not necessarily indicative of results of operations or cash flows for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 2 to the Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company has evaluated events or transactions through the date of issuance of these unaudited condensed financial statements.  Except as otherwise set forth herein, there have been no material changes to the Notes from those included with the Audited Financial Statements included in the Form 10-K.

Summary of Significant Accounting Policies

Business Combinations

The Company accounts for the acquisition of oil and gas properties, that are not commonly controlled, based on the requirements of FASB ASC Topic 805, Business Combinations, which requires an acquiring entity to recognize the assets acquired and liabilities assumed at fair value under the acquisition method of accounting, provided such assets and liabilities qualify for acquisition accounting under the standard. The Company accounts for property acquisitions of proved developed oil and gas property as business combinations.

New Accounting Pronouncements

Recently Issued

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In September 2015, the FASB issued update 2015-16 Business Combinations (Topic 805), which updated guidance that eliminates the requirement to restate prior periods to reflect adjustments made to provisional amounts recognized in a business combination.  The updated guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The standards update was effective prospectively for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The Company adopted this standard update, as required, effective January 1, 2016, which did not have a material impact on its Condensed Financial Statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to employee share-based payment accounting, which includes provisions intended to simplify various aspects related to how share-based compensation payments are accounted for and presented in the financial statements. This amendment will be effective prospectively for reporting periods beginning on or after December 15, 2016, and early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Various accounting standards and interpretations were issued in 2015 with effective dates subsequent to December 31, 2015.  The Company has evaluated the recently issued accounting pronouncements that are effective in 2016 and believes that none of them will have a material effect on its financial position, results of operations or cash flows when adopted.

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

NOTE 3 — ACQUISITIONS

PDC Acquisition

On June 30, 2016, the Company completed the acquisition of certain oil and gas assets from PDC Energy, Inc. (“PDC”), including leases covering approximately 3,652 gross (1,410 net) acres of lands located in Adams County, Colorado and PDC’s interest in 35 currently producing wells (“PDC assets”). Simultaneous with the closing, the Company’s principal lender exercised its option under a participation agreement (Note 10) and acquired 50% of the interest the Company acquired in the PDC assets. The acquisition was effective April 1, 2016.

The gross purchase price for the PDC assets was $4,611,833 after a holdback allowance of $542,797 associated with certain title defects. Following the lender’s exercise of its option under the participation agreement, the net purchase price to the Company was $2,305,917. The gross purchase price may be adjusted upwards to $5,154,630 if PDC completes certain title curative actions within 60 days following closing. The purchase price is also subject to certain post-closing adjustments based on a final proration of costs and revenues from operation of the assets following the effective date. The post-closing adjustment is scheduled 90 days after the acquisition date.

The acquisition was accounted for as a business combination in accordance with FASB Topic ASC 805, Business Combinations, which among other things requires the assets acquired and liabilities assumed to be measured and recorded at their fair values as of the acquisition date.

A preliminary allocation of the purchase price was prepared using, among other things, an internally prepared reserve analysis. The following allocation is subject to (i) the post-closing adjustments discussed above and (ii) certain accruals, consisting primarily of lease operating expenses. The following allocation includes the use of estimates, which were soley based on information that was available to management at the time these unaudited condensed financial statements were prepared. Any changes to the estimates used in preparing this preliminary purchase price allocation could result in a corresponding change in the final purchase price allocation.

The following table summarizes the consideration transferred, fair value of assets acquired and liabilities assumed:

June 30, 2016
Consideration:
Cash	$2,305,917
Total consideration	$2,305,917
Fair Value of Liabilities Assumed:
Current liabilities	$93,226
Asset retirement obligations	542,611
Total consideration plus liabilities assumed	$2,941,754
Fair Value of Assets Acquired:
Proved crude oil and gas properties	$2,513,748
Unproved crude oil and gas properties	428,006
Amount attributable to assets acquired	$2,941,754

In accordance with FASB Topic ASC 805, the following unaudited supplemental pro forma condensed results of operations present combined information as though the business combination had been completed as of January 1, 2015. The unaudited supplemental pro forma financial information was derived from the historical revenues and direct operating expenses of PDC and the Company and adjusted to include: (i) depletion expense applied to the adjusted basis of the properties acquired, and (ii) accretion expense associated with the asset retirement obligations recorded using the Company’s assumptions about the future liabilities. These unaudited supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in this unaudited pro forma financial information.

	Three months ended June 30, 2016			Three months ended June 30, 2015
	PetroShare Corp. Historical	PDC assets	Combined	PetroShare Corp. Historical	PDC assets	Combined
	(unaudited)
Revenue	$—	$66,740	$66,740	$—	$86,798	$86,798
Net (loss)	$(918,201)	$(13,466)	$(931,667)	$(245,674)	$(7,076)	$(252,750)
Net (loss) available to PetroShare common shareholders	$(918,201)	$(13,466)	$(931,667)	$(245,674)	$(7,076)	$(252,750)
Pro forma (loss) per common share:
Basic and diluted	$(0.04)	$(0.00)	$(0.04)	$(0.01)	$(0.00)	$(0.01)

	Six months ended June 30, 2016			Six months ended June 30, 2015
	PetroShare Corp. Historical	PDC assets	Combined	PetroShare Corp. Historical	PDC assets	Combined
	(unaudited)
Revenue	$—	$128,287	$128,287	$1,328	$200,512	$201,840
Net income (loss)	$(1,641,007)	$(18,868)	$(1,659,875)	$(456,765)	$31,041	$(425,724)
Net income (loss) available to PetroShare common shareholders	$(1,641,007)	$(18,868)	$(1,659,875)	$(456,765)	$31,041	$(425,724)
Pro forma income (loss) per common share:
Basic and diluted	$(0.08)	$(0.00)	$(0.08)	$(0.03)	$0.00	$(0.02)

Other Acquisitions

On March 10, 2016, the Company acquired certain surface rights and easements on lands located in Township 1 South, Range 67 West located on its Todd Creek Farms prospect in exchange for $184,360 in cash. The surface rights and easements permit the Company to access its Shook well pad. Pursuant to a participation agreement between the Company and its principal lender, the lender exercised its option to acquire 50% of the Company’s interest.

On March 31, 2016, the Company acquired certain oil and gas assets on land adjacent to the Company’s Todd Creek Farms prospect, including: (i) oil and gas leases covering approximately 320 net acres located in Section 10, Township 1 South, Range 67 West; (ii) a 100% working interest in one well located on the aforementioned leases; (iii) the seller’s interest in all of the oil, gas, natural gas liquids, and associated hydrocarbons produced from the well; (iv) the seller’s interest in and to certain contracts and agreements applicable to the well and leases; (v) machinery, fixtures, gathering and flow lines, tanks, boilers and other equipment, tangible personal property and improvements located on and used or held in connection with the  leases and the well; and (vi) the seller’s interest in all easements, permits, licenses and rights of way associated with the foregoing. The Company paid $1,180,547 for the foregoing assets, which purchase price is subject to upward and downward adjustments in certain circumstances. In addition to the acquisition, the Company assumed certain of the seller’s obligations and liabilities. The transaction has an effective date of January 1,

2016. Pursuant to the participation agreement between the Company and its principal lender, the lender exercised its option to acquire 50% of the Company’s interest in the leases and the well by paying the Company $590,274 in cash on April 19, 2016.

On April 14, 2016, the Company acquired certain oil and gas leases near the Company’s existing leases in its Todd Creek Farms prospect covering approximately 378 net acres in Section 5, Township 1 South, Range 67 West.  The Company also acquired the seller’s right to participate in, and agreed to pay all of the seller’s costs and expenses related to, the drilling, completion, equipping and producing of up to 14 wells covering part of these leases proposed to be drilled by a third-party operator. The Company paid $576,112 for this acquisition. The transaction was effective on March 1, 2016. Pursuant to a participation agreement between the Company and its principal lender, on April 13, 2016, the lender exercised its option to acquire 50% of the Company’s interest in the leases and agreed to pay the Company $288,056.

NOTE 4 — CRUDE OIL AND NATURAL GAS PROPERTIES

Aggregate Capitalized Costs. The Company has recorded aggregate capitalized costs relating to its crude oil and natural gas activities as shown below:

	June 30, 2016	December 31, 2015
Proved	$5,039,034	$724,058
Wells in progress	608,650	40,505
Unproved	428,220	715,594
Less: Accumulated depletion and depreciation	(724,058)	(724,058)
Total	$5,351,846	$756,099

Costs Incurred in Crude Oil and Natural Gas Activities.  Costs incurred in connection with PetroShare’s crude oil and natural gas acquisition, exploration and development activities for each of the periods are shown below:

	Six months ended June 30,
	2016	2015
Exploration costs	$2,700	$—
Development costs	585,184	14,993
Acquisition of properties:
Proved	3,137,510	—
Unproved	342,313	785,630
Total	$4,067,707	$800,623

During both the three and six months ended June 30, 2016, the Company recorded depletion expense of $nil. The Company recorded depletion expense of $396 and $9,898 during the corresponding prior periods.

NOTE 5 — ASSET RETIREMENT OBLIGATION

For the purpose of determining the fair value of the asset retirement obligation incurred during the six months ended June 30, 2016, the Company assumed an inflation rate of 2.0%, an average estimated asset life of 12.03 years, and a credit adjusted risk free interest rate of 9.48%.

The following reconciles the value of the asset retirement obligation for the periods presented:

	June 30, 2016	December 31, 2015
Asset retirement obligation, beginning of year	$34,776	$31,715
Liabilities settled	—	—
Liabilities incurred	547,775	—
Revisions in estimated liabilities	—	—
Accretion	1,807	3,061
Asset retirement obligation, end of year	$584,358	$34,776

Accretion expense recorded for the three and six months ended June 30, 2016 was $966 and $1,807 respectively. Accretion expense for the three and six months ended June 30, 2015 was $765 and $1,531 respectively.

NOTE 6 — LINE OF CREDIT

On May 13, 2015, the Company entered into a Revolving Line of Credit Facility Agreement with Providence Energy Operators, LLC (“Providence”), which provides to the Company a revolving line of credit of up to $5,000,000.  As of June 30, 2016, the outstanding balance on the line of credit was $4,662,185 plus accrued interest of $105,498.  During the six months ended June 30, 2016, the Company borrowed $3,600,000 primarily to fund its portion of the purchases of crude oil and natural gas properties (Note 3).

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liability balances were comprised of trade accounts payable and accrued liabilities, drilling advances, crude oil and natural gas distributions payable and are shown below:

	June 30, 2016	December 31, 2015
Trade payables and accrued liabilities	$163,390	$263,988
Accrued interest payable	105,498	48,602
Liabilities incurred in connection with acquisition of crude oil and natural gas properties	318,861	—
Crude oil and natural gas distributions payable	144,181	949
Total	$731,930	$313,539

NOTE 8 — SHAREHOLDERS’ EQUITY

Common Stock

Activity for the six months ended June 30, 2016 included the following:

•                  In January 2016, the Company sold 95,000 shares of common stock at $1.00 per share to one accredited investor pursuant to a private placement of its common stock.

•                  On April 8, 2016, the Company issued 50,000 shares of common stock valued at $0.73 per share to an investor relations company in connection with the certain services to be provided pursuant to an investor relations agreement.

•                  On May 4, 2016, the Company issued an aggregate of 50,000 shares of common stock valued at $1.01 per share to two of the Company’s Directors in connection with their appointment to the Board (Note 11).

Warrants

As of June 30, 2016 warrants to purchase up to 255,600 shares of the Company’s common stock remain outstanding.  The warrants are exercisable $1.25 per share and expire on November 12, 2020.

NOTE 9 — STOCK-BASED COMPENSATION

During the six months ended June 30, 2016, the Board of Directors granted non-qualified options to employees and consultants of the Company under the Company’s Equity Incentive Plan (“Plan”) to acquire 1,425,000 shares of PetroShare’s common stock.

A summary of activity under the Plan through June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term (Years)
Outstanding, December 31, 2015	2,275,000	$0.33	6.50
Exercisable, December 31, 2015	2,200,000	$0.30	6.72
Granted	1,425,000	0.97	5.5
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, June 30, 2016	3,700,000	$0.58	6.53
Exercisable, June 30, 2016	2,600,000	$0.42	6.09

Activity under the Plan for the six months ended June 30, 2016 is as follows:

On January 28, 2016, the Company issued 875,000 options to purchase its common stock in connection with the employment of its Chief Operating Officer. The options are exercisable at a price of $1.00 per share and expire on December 31, 2022. The option vests as follows: (i) 125,000 upon the date of grant, and (ii) 750,000 on January 1, 2017, provided that the optionee has been continuously employed by the Company up to that date. The options are subject to the terms and conditions of the Plan and a stock option agreement.

On April 12, 2016, the Company issued 250,000 options to purchase its common stock in connection with the hiring of the Company’s Vice President of Land.  The option vests as follows: (i) 50,000 on the date of grant; (ii) 100,000 on April 15, 2017; and (iii) 100,000 on April 15, 2018, provided that the optionee has been continuously employed by the Company up to each vesting date.  The options are exercisable at a price of $0.80 per share and expire on April 15, 2021. The options are subject to the terms and conditions of the Plan and a stock option agreement.

On May 4, 2016, the Company issued 50,000 options to purchase its common stock in connection with the addition and appointment of two members of the Company’s the Board of Directors (Note 11).  The options vested on the date of the grant.  The options are exercisable at a price of $1.10 per share and expire on December 31, 2022. The options are subject to the terms and conditions of the Plan and a stock option agreement.

The fair value of each share-based award was estimated on the date of the grant using the Black-Scholes pricing model that incorporates key assumptions including volatility, dividend yield and risk-free interest rates. As PetroShare’s common stock has limited historical trading data, the expected stock price volatility is based primarily on the historical volatility of a group of publicly-traded companies that share similar operating metrics and histories.  The expected term of the awards represents the period of time that management anticipates awards will be outstanding. As there was insufficient historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options. The risk-free rates for the periods within the contractual life of the options are based on the US Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the expected term of the options. PetroShare has never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero. Compensation expense related to stock options was recorded net of estimated forfeitures, which for options remaining at December 31, 2016, the Company expects no additional forfeitures.

The table below summarizes assumptions utilized in the Black-Scholes pricing model for six-month period ended:

June 30, 2016
Expected option term — years	1.5 – 2.5
Weighted-average risk-free interest rate	1.22 - 1.31%
Expected dividend yield	0
Weighted-average volatility	201 - 214%
Forfeiture rate	0

During the three and six months ended June 30, 2016, the Company recorded share-based compensation of $336,728 and $681,188, respectively, related to options issued through the Plan. No share-based compensation related to stock options was recorded in the comparable prior periods. Unvested share-based compensation at June 30, 2016 amounted to $471,389. The Company recorded share-based compensation of $33,291 for the three and six months ended June 30, 2016 related to common stock issued to Directors of the Company (Note 9).

NOTE 10 — RELATED PARTY TRANSACTIONS

In May 2015, the Company entered into a participation agreement (“Participation Agreement”) with Providence. As discussed elsewhere in this report, Providence is also the Company’s primary lender through which the Company currently maintains a $5,000,000 line of credit (Note 6). The Participation Agreement grants Providence the option to acquire up to a 50% interest and participate in any oil and gas development on acreage the Company obtains through its Kingdom services agreement and any other leases acquired by the Company within an area of mutual interest (“AMI”), (Note 3). The AMI covers an area in Adams County, Colorado containing all of Township 1 South, Range 67 West, consisting of approximately 23,100 gross acres, with an additional one-mile border around the defined AMI area, plus any other mutually agreeable areas. Providence currently holds 13.7% of our outstanding common stock.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

On May 4, 2016, the Board of Directors expanded its membership from three to five members and appointed Mr. Scott Chandler and Mr. James Sinclair to fill the vacancies created by the increase.  In connection with their appointment to the Board, Mr. Chandler and Mr. Sinclair were each granted 25,000 shares of the Company’s common stock (Note 8) and options to purchase an additional 25,000 shares of common stock, which options are exercisable at a price of $1.10 per share until December 31, 2022 (Note 9). Each individual receives a quarterly director fee in the amount of $3,000.

On June 15, 2016 the Company entered into a consulting services agreement whereby the Company receives investor relation services in exchange for $6,000 per month and 100,000 shares of the Company’s common stock, which is to be issued monthly at a rate of 8,333 shares per month as long as the agreement remains in effect.

NOTE 12 — SUBSEQUENT EVENTS

On July 5, 2016, the Board of Directors expanded its membership from five to six members and appointed Douglas R. Harris to fill the vacancy created by the increase.  In connection with his appointment to the Board, Mr. Harris was granted 25,000 shares of the Company’s common stock and options to purchase an additional 25,000 shares of stock, which options are exercisable at a price of $1.60 per share until December 31, 2022. Mr. Harris receives a quarterly director fee in the amount of $3,000.

On July 22, 2016 the Company issued 8,333 shares of common stock at $1.65 per share in connection with a consulting agreement (Notes 8 and 11).

On August 12, 2016, the Company filed a registration statement on Form S-1 pursuant to which the Company seeks to raise up to $27,000,000 in a public offering of its common stock.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, “PetroShare Corp.,” the “Company,” “we,” “our,” and “us” refer to PetroShare Corp.

Overview

The following discussion updates and summarizes our plan of operation as of August 18, 2016 for the next 12 months. It also analyzes (i) our financial condition at June 30, 2016 and compares it to that at December 31, 2015, and (ii) our results of operations for the three and six months ended June 30, 2016 and 2015. The following discussion and analysis should be read in conjunction with the  accompanying financial statements and related notes included elsewhere in this report and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

We were organized on September 4, 2012 under the laws of the State of Colorado to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain and mid-continent region of the United States. We have narrowed our current leasing and drilling activities to the southern-Wattenberg area of the Denver-Julesberg Basin in southern Weld and northern Adams Counties in northeast Colorado. We refer to this area as the Southern Core area.  This area was selected due to the quality of the hydrocarbon-bearing rock and the production performance from other, nearby wells. The Southern Core area contains the Niobrara and Codell formations, which tend to yield oil-weighted production that remains economic in the prevailing commodity price environment.

Following the acquisition of certain oil and gas assets from PDC Energy, Inc. (“PDC”), we are the operator of 36 currently-producing oil and gas wells located in the Southern Core area, the majority of which are located on our Todd Creek Farms prospect. We are also the operator of two oil and gas wells on our Buck Peak prospect. As of August 18, 2016, we have a lease inventory covering a total of approximately 9,877 gross acres, the majority of which is in the Southern Core area. After assignment to our working interest partners, we have approximately 407 net acres in our Buck Peak prospect and 2,025 net acres in our Todd Creek Farms prospect, which we are in the process of developing.

On June 30, 2016, we completed the acquisition of certain oil and gas assets from PDC (the “PDC assets”). The PDC assets include leases covering approximately 3,652 gross (1,410 net to our interest) acres of lands located in Adams County, Colorado. All of the acreage is currently held by production. We acquired PDC’s interest in 44 productive wells, 35 of which are currently producing and nine of which are shut-in. We also acquired PDC’s interest in 11 producing wells to which PDC non-consented and to which we are ascribing no economic value. Much of the acreage we acquired from PDC is within our Todd Creek Farms prospect; the remainder of the acreage is located throughout Adams County and is prospective for formations other than the Niobrara and Codell. The PDC asset acquisition was effective April 1, 2016. For the period between April 1, 2016 and June 30, 2016, the revenue and expenses related to the PDC assets will be recorded as adjustments to capitalized costs effective July 1, 2016.

The total purchase price for the PDC assets was $4,611,833. Following the exercise of its option under the Participation Agreement, Providence acquired 50% of our interest in the PDC assets. Our net cost for the PDC assets was $2,305,917.  The gross purchase price may be adjusted upwards up to $5,154,630 if PDC completes certain title curative actions. The purchase price is also subject to certain post-closing adjustments based on a final proration of costs and revenues from operation of the assets at the effective date.

The PDC assets provide us with revenue and cash flow from the estimated 62.5 BOE/D, net to our interest, from the 35 producing wells, which revenue we commenced recording on July 1, 2016. We became the substituted operator of field operations on or about July 31, 2016 for all of the wells we acquired from PDC. The acquisition also will allow us to drill up to 32 additional horizontal wells, including eight currently-approved horizontal well permits on the Corcillius pad. Whether we ultimately drill any wells on the acreage is dependent on many factors, including receipt of adequate working capital from our anticipated public offering of common stock, current and projected prices of oil and gas, identification of compelling drill locations, and obtaining all required permits. However, we do not expect to drill any wells on the acreage we acquired from PDC until at least 2017.

Plan of Operation and Expected Capital Expenditures

Our plan of operation for the next 12 months includes: (i) continuing permitting and development of our Shook and Corcillius pad drilling programs on the Todd Creek Farms prospect, (ii) operating and increasing production from the wells we purchased from PDC, (iii) participating as a non-operator in drilling projects operated, or to be operated, by third-parties, (iv) identifying other lease and asset acquisitions on or near our Todd Creek Farms prospect, and (v) maintaining our operated wells on our Buck Peak prospect. Our goal is to become a leading independent producer of crude oil and natural gas and liquids in the Wattenberg Field.

In April 2016, we acquired certain oil and gas leases near our Todd Creek Farms prospect covering approximately 378 net acres in Section 5, Township 1 South, Range 67 West. As part of the acquisition, we acquired the seller’s right to participate in, and agreed to pay all of the seller’s costs and expenses related to, the drilling, completion, equipping and producing of a 14 well drilling program on the Jacobucci pad operated by PDC. This program commenced in April 2016 and consists of 14 mid-range lateral wells, all of which are expected to be drilled and completed during 2016 and 2017. We expect to participate in all 14 wells, with working interests varying from 10 to 29% and an average over all the wells of approximately 20%. The anticipated cost to our interest to drill and complete all of the wells is approximately $9.2 million. We expect to pay those costs through existing working capital, draws on our line of credit and the proceeds of our anticipated public offering. We do not expect to receive revenue from these wells until the second quarter of 2017. As of August 18, 2016, PDC had drilled but not yet completed four of the 14 planned wells on the Jacobucci pad. Our costs for those four wells through June 30, 2016 was approximately $500,000.

We also are in the process of permitting an 8-well drilling program consisting of standard-range lateral wells on our Corcillius pad, located in Section 6 of Township 1 South, Range 67 West, Adams County, on leases we acquired from PDC and part of our Todd Creek Farms prospect. We intend to be the operator of any wells drilled on the Corcillius pad. Subject to approval of required permits and the availability of working capital, we expect to begin drilling our Corcillius wells in early 2018. Based on current estimates, we have budgeted $8.1 million in 2018 for our 50% share of up to 7 wells. We do not expect to receive revenue from any Corcillius wells until mid-2018.

Due to the inherent uncertainty with the permitting process and because we cannot control the drilling and completion schedules of our non-operated properties, we are unable to predict with any degree of confidence when we will receive revenue from our projected horizontal wells. However, we expect to begin receiving revenue from our recently acquired vertical wells immediately.

As of June 30, 2016, we had generated only nominal revenue related to the sale of oil from Buck Peak. Management has determined that further exploration at Buck Peak is currently uneconomic due to the downturn in oil prices over the past two years and the nominal production rate of the initial two wells. However, we will maintain the majority of our interests in the prospect area through the terms of the existing leases and will continue to monitor oil prices and the production rates of our wells, as well as other development in the area, to determine further activities in that area.

We also intend to monitor the production from the 35 producing wells we acquired from PDC in order to determine whether the production could be improved through workovers or by other means. We do not expect that we will incur any material capital expenditures related to those wells.

In maintaining our wells on the Buck Peak prospect, we may incur additional capital expenditures; however we expect any expenditures related to the Buck Peak wells will be nominal.

We are actively seeking additional acreage acquisitions, but as of August 18, 2016 we have not entered into any definitive purchase agreements.

All of the foregoing activities and related capital expenditures are subject to receipt of adequate capital, as our current resources are limited.

Results of Operations

Three Months Ended June 30, 2016 Compared to June 30, 2015

Overview:  Our net loss for the three months ended June 30, 2016 was $918,201, or $0.04 per share, compared to net loss of $245,674 or $0.01 per share for the three months ended June 30, 2015.  The increase in net loss of $672,527 in the 2016 period resulted primarily from an increase in general and administrative expenses of $639,067 and an increase in interest expense of $24,210.

Revenues:  Crude Oil sales revenue was $nil for the three months ended June 30, 2016, which is unchanged for the three months ended June 30, 2015.  Our Buck Peak prospect wells remained off-line during the second quarter of 2016. We have commenced recording revenue related to our recently acquired assets effective July 1, 2017.

Volumes and Prices:  Crude oil sales volumes were unchanged at no quantities sold, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Production Expense:  Production expense is comprised of the following items:

	Three months ended June 30,
	2016	2015
Lease operating costs	$1,382	$(2,741)
Production taxes	4,031	—
Transportation and other costs	—	—
Total	$5,413	$(2,741)

Total production expense increased $8,154 or 297% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase in lease operating costs relates primarily to Ad Valorem taxes on our Buck Peak prospect wells.

Routine lease operating expense (“LOE”), consisting of field personnel, fuel/power, chemicals, disposal, transportation and other costs, per BOE was $nil and $nil for the three months ended June 30, 2016 and 2015, respectively.

General and administrative expenses: We incurred general and administrative expenses of $875,344 during the three months ended June 30, 2016 compared to $236,277 in the three months ended June 30, 2015, representing an increase of $639,067 or 270%. This increase in the current period is primarily attributable to an increase in share-based compensation expense of $370,519 (a non-cash expense), as compared to $nil in the prior period; an increase in salary and wage expense of $70,583, or 81%, primarily related to the hiring of new employees and directors; an increase in professional services fees of $95,042, or 188%, relating to our status as a public company, investor relations services, and services related to our recent acquisitions of oil and gas properties; and increases in insurance costs of $30,683, or 598%. Since the beginning of 2016, we have added to our personnel to assist in managing our recently-acquired properties and anticipated drilling programs.

Depreciation, depletion, amortization, and accretion:  Depreciation, depletion, amortization, and accretion increased $913 or 65% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  The increase relates primarily to higher depreciation expense on office equipment and software for the second quarter of 2016.

Loss on impairment of oil and gas properties: Impairment expense increased to $318 or 100% for the three months ended June 30, 2016, compared to $nil for the three months ended June 30, 2015.

Interest income (expense): During the three months ended June 30, 2016, we recognized interest income of $138 compared to $3 in the three months ended June 30, 2015.  During the three months ended June 30, 2016, we recognized interest expense of $34,950 compared to $10,740 in the three months ended June 30, 2015, an increase of 225%.  The interest expense recognized in the current period relates to the higher outstanding balance on our line of credit, which totaled $4.66 million as of June 30, 2016.

Six Months Ended June 30, 2016 Compared to June 30, 2015

Overview:  Our net loss for the six months ended June 30, 2016 was $1,641,007, or $0.08 per share, compared to a net loss of $456,765 or $0.03 per share for the six months ended June 30, 2015. The increase in net loss of $1,184,242 in the 2016 period resulted primarily from an increase in general and administrative expenses of $1,126,408, and to a lesser extent, an increase in interest expense of $46,156.

Revenues:  Crude Oil sales revenue was $nil for the six months ended June 30, 2016, compared to $1,328 for the six months ended June 30, 2015.  Our Buck Peak prospect wells remained off-line during the first half of 2016.

Volumes and Prices:  Crude oil sales volumes decreased 36.56 Bbls or 100% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Production Expense:  Production expense is comprised of the following items:

	Six months ended June 30,
	2016	2015
Lease operating costs	$120	$6,891
Production taxes	5,473	(11)
Transportation and other costs	—	56
Total	$5,593	$6,936

Total production expense decreased $1,343 or 19% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The decrease in lease operating costs relates primarily to keeping our Buck Peak wells offline during the first half of 2016, partially offset by Ad Valorem taxes on our Buck Peak wells.

LOE per BOE was $nil and $189.72 for the six months ended June 30, 2016 and 2015, respectively.

General and administrative expenses: We incurred general and administrative expenses of $1,554,920 during the six months ended June 30, 2016 compared to $428,510 in the six months ended June 30, 2015, representing an increase of $1,126,410 or 263%. This increase is primarily attributable to an increase in total share based compensation expense of $714,984 in the current period  as compared to $nil in the same 2015 period; an increase in salary and wage expense of $117,833, or 68%, primarily related to the hiring of new employees and directors; and an increase in professional services fees of $149,253, or 160%, related to our status as a public company, investor relations services, and services related to our recent acquisitions of oil and gas properties.

Depreciation, depletion, amortization, and accretion:  Depreciation, depletion, amortization, and accretion decreased $7,550 or 63% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  The decrease resulted from no depletion expense recorded during the period, as our Buck Peak prospect wells remained offline during the second quarter of 2016.

Loss on impairment of oil and gas properties: Impairment expense increased $17,039 or 100% for the six months ended June 30, 2016, compared to $nil for the six months ended June 30, 2015. This increase is attributable to additional impairment on our Buck Peak prospect wells.

Interest income (expense): During the six months ended June 30, 2016, we recognized interest income of $501 compared to $3 in the six months ended June 30, 2015.  During the six months ended June 30, 2016, we recognized interest expense of $56,896 compared to $10,740 in the six months ended June 30, 2015, an increase of 81%.  The interest expense recognized in the current period relates to the accrued interest on the outstanding balance on our line of credit.

Liquidity and Capital Resources

Overview

To date, we have generated essentially all of our capital resources through the sale of common stock, prospect fees received from working interest partners, drilling advances from working interest partners, and advances under our line of credit. During the six months ended June 30, 2016, we received $95,000 in proceeds from the sale of our common stock through a private placement. To date, we have generated nominal cash from operations and negative cash flows from operating activities.

Our line of credit provides us capital to pay for development and additional drilling and leasing activities.  The amount we invest in development, drilling, and leasing activities depends on, among other factors, opportunities presented to us and the success of any fundraising efforts. In the event we are successful in raising additional capital through equity offerings, we may elect to use some of those proceeds to pay down some or all of the borrowings under the line of credit. The most significant of our future capital requirements include (i) costs to drill or participate in additional wells; (ii) costs to acquire additional acreage that we may identify in the Southern Core area or other areas that we may identify; (iii) approximately $200,000 per month for salaries and other corporate overhead; and (iv) legal and accounting fees associated with our status as a public company required to file reports with the SEC. We anticipate funding these projected capital requirements with cash on hand, proceeds from the sale of common stock and/or the line of credit.

Working Capital

As of June 30, 2016, we had working capital of $1,825,907, comprised of current assets of $2,557,837 and current liabilities of $731,930. Working capital decreased by $1,285,582 from December 31, 2015, due to cash used in operations and the acquisition of crude oil and natural gas properties and related assets.  We expect that our working capital will continue to decrease as we acquire additional properties and participate in drilling of wells on our properties. Our remaining line of credit, cash on hand, and anticipated revenue from our producing wells provide us with additional liquidity to operate our business, and we believe that we have sufficient liquidity and capital for the next 12 months. On August 12, 2016, we filed a registration statement on Form S-1 with the SEC, through which we are seeking to raise up to $27 million. If we are unsuccessful in raising additional working capital, we may have to reduce or abandon planned drilling projects and other acquisitions.

During the six months ended June 30, 2016 we sold 95,000 shares of our common stock through a private placement for proceeds of $95,000. During the six months ended June 30, 2016 we also borrowed $3,600,000 against our line of credit on various dates to pay for our share of our acquisitions of crude oil and natural gas properties and to fund general and administrative expenses related to the acquisition.

Cash Flows

Six months ended June 30, 2016 compared to June 30, 2015

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2016 was $652,699 compared to $432,112 during the six months ended June 30, 2015, representing an increase of $220,587. A significant increase in our net loss for the 2016 period was partially offset by the decrease in the 2016 period of several items, including (i) a significant increase in share-based compensation and net accrued liabilities recorded for the acquisition of crude oil and natural gas properties in the Todd Creek Farms prospect; (ii) satisfaction of accounts payable and accrued liabilities incurred in connection with drilling and completion of the Buck Peak wells; and (iii) payment of drilling advances on behalf of our working interest partners in the 2015 period.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2016 was $4,079,165 compared to $800,623 during the six months ended June 30, 2015, representing an increase of $3,278,542. During the 2016 period, we recorded net acquisitions of $3,479,823 related to the acquisition of crude oil and natural gas properties, including a business combination of $2,305,917, in our Todd Creek Farms prospect, additions of $14,158 in furniture, fixtures and equipment, and development of crude oil and natural gas properties of $585,184. During the 2015 period, we recorded net acquisitions of $785,630 related to the acquisition of crude oil and natural gas properties in our Todd Creek Farms prospect, $nil in additions of furniture, fixtures and equipment, and we paid $14,993 for our share of the development of our properties.

Financing Activities

During the six months ended June 30, 2016, we borrowed $3,600,000 on the line of credit from Providence, compared to borrowing on the line of credit of $1,000,000 during the six months ended June 30, 2015.  As of June 30, 2016, we had drawn approximately $4.66 million against our line of credit.

During the six months ended June 30, 2016, we sold 95,000 shares of our common stock at $1.00 per share for gross proceeds of $95,000.  During the six months ended June 30, 2015, we sold 340,000 shares of our common stock at $1.00 per share for gross proceeds of $340,000, less offering costs of $290,800 pursuant to our public offering.

Off-Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations, and business. These statements include, among others:

•                              Statements about our anticipated operated and non-operated drilling programs, the cost and feasibility related to such, receipt of permits or other regulatory approvals, and plans for the development of our properties;

•                              Statements concerning the benefits or outcomes that we expect from our business activities and certain transactions that we contemplate or have completed, such as the receipt of proceeds, increased revenues, decreased expenses and avoided expenses and expenditures; and

•                              Other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 1A.   Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and in our Form 10-K for the year ended December 31, 2015 and the other reports we file with the SEC. The following risk factors update and supplement the risk factors previously disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2015 and other reports subsequently filed with the SEC.

Our Southern Core area assets, including the PDC assets, may be less valuable to us than expected.

We have made several oil and gas acquisitions in the Southern Core area since January 1, 2016. Most significantly, effective April 1, 2016, we acquired the PDC assets from PDC. The PDC assets include leases covering approximately 3,652 gross (1,410 net) acres of lands located in Adams County, Colorado and PDC’s interest in 35 wells that are currently producing, and 8 wells that are permitted. Much of the acreage we acquired from PDC is within our Todd Creek Farms prospect while the remainder of the acreage is located in outlying areas of Adams County and is prospective for formations other than the Niobrara and Codell.

The value of our Southern Core area assets, including the PDC assets, is based in large part on our ability to develop the properties and increase proven and probable reserves. This, in turn, requires us to make accurate estimates of our capital needs to implement and continue a development program for those properties, to obtain that capital and to successfully drill the wells. We may not be able to obtain the capital necessary to develop these properties or our development efforts may not be successful. If we are unable to obtain the necessary capital or successfully develop these properties, the price of our stock may decline.

The due diligence undertaken in connection with the acquisition of the PDC assets and other recent acquisitions may not have revealed all relevant considerations or liabilities related to those assets, which could have a material adverse effect on our financial condition or results of operations.

In addition to our acquisition of the PDC assets, we have also entered into several asset purchase agreements to date, acquiring certain oil and gas assets and surface rights and easements on lands located within our Todd Creek Farms prospect. The due diligence undertaken by us in connection with the acquisition of the PDC assets or other properties may not have revealed all relevant facts that may be necessary to evaluate such acquisitions. The information provided to us in connection with our diligence may have been incomplete or inaccurate. As part of that process, we have also made subjective judgments regarding the results of operations and prospects of the PDC and other assets. If the due diligence investigation has failed to correctly identify material issues and liabilities that may be present, such as title defects or environmental problems, we may incur substantial impairment charges or other losses in the future. In addition, we may be subject to significant, previously undisclosed liabilities that were not identified during the due diligence process and which may have a material adverse effect on our financial condition or results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended June 30, 2016, we issued the following unregistered securities:

On April 8, 2016, we issued 50,000 shares of common stock to an investor relations company in connection with certain services to be provided pursuant to a consulting agreement. The shares were valued at $36,500.

On May 4, 2016, we issued 50,000 shares of common stock under our equity incentive plan to two individuals in connection with their becoming members of our Board of Directors. The shares were valued at $50,500.

Subsequent to June 30, 2016, we issued the following unregistered securities:

On July 5, 2016, we issued 25,000 shares of common stock under our equity incentive plan to an individual in connection with his becoming a member of our Board of Directors. The shares were valued at $40,000.

On July 22, 2016, we issued 8,333 shares of common stock to an investor relations company in connection with certain services to be provided pursuant to a consulting agreement. The shares were valued at $13,750.

Each of the foregoing transactions was completed pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. In each transaction, we did not engage in any general solicitation or advertising and we offered the securities to a limited number of persons with whom we had pre-existing relationships. We exercised reasonable care to ensure that the purchasers of securities were not underwriters within the meaning of the Securities Act, including making reasonable inquiry prior to accepting any subscription, making written disclosure regarding the restricted nature of the securities and placing a legend on the certificates representing the shares. Stop transfer restrictions were placed with our transfer agent and a restrictive legend was placed on the certificate in connection with these offerings. In addition, the shares were issued exclusively to what the Company reasonably believed were accredited investors as defined in Rule 501 of the Securities Act.

Public Offering

We filed a registration statement on Form S-1 (File No. 333-198881) in connection with our initial public offering, which was originally declared effective by the SEC on February 4, 2015. On July 15, 2015, we filed a post-effective amendment to our registration statement, which was declared effective by the SEC on November 12, 2015. The following table illustrates the use of our public offering proceeds as of June 30, 2016:

As of June 30, 2016
Drilling and Leasing Activity	$485,000
General and Administrative, Legal and Accounting Services	1,312,011
Total use of proceeds from the offering	$1,797,011

Item 6.   Exhibits.

The following exhibits are filed or incorporated by reference in this report:

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document..

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

PetroShare Corp.

Date: August 18, 2016	By:	/s/ Stephen J. Foley
Stephen J. Foley, Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2016	By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco, Chief Financial Officer (Principal Financial and Accounting Officer)