Form 10-Q
period 2016-09-30
PetroShare Corp.
filed 2016-11-17
CIK 1568079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37943

PETROSHARE CORP.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-1454523 (I.R.S. Employer Identification No.)

7200 S. Alton Way, Suite B-220
Centennial, Colorado 80112
(Address of principal executive offices)(Zip Code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 21,919,857 shares outstanding as of November 16, 2016.

PETROSHARE CORP.
FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2016

References in this report to agreements to which PetroShare Corp. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the exhibits filed with or incorporated therein by reference.

Please see Cautionary Language Regarding Forward-Looking Statements on page 24 of this report for important information contained herein.

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

PetroShare Corp.

Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,096,468	$3,011,291
Accounts receivable—joint interest billing	36,143	384,618
Accounts receivable—crude oil and natural gas production	13,860	—
Accounts receivable—other	93,761	—
Deferred offering costs	243,726	—
Prepaid expenses and other assets	801,946	29,119

Total current assets	2,285,904	3,425,028

Crude Oil and Natural Gas Properties-using successful efforts method
Unproven crude oil and natural gas properties	455,480	715,594
Proven crude oil and natural gas properties	4,998,367	724,058
Wells in progress	2,114,234	40,505
Less: Accumulated depletion and depreciation	(747,582)	(724,058)

Crude oil and natural gas properties, net	6,820,499	756,099

Property, plant and equipment, net	14,083	1,828
Other assets	15,757	3,851

Total Assets	$9,136,243	$4,186,806

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,960,729	$312,590
Accounts payable—related party	290,078	—
Accounts payable—working interest and royalty owners	120,691	949

Total current liabilities	2,371,498	313,539

Long-term debt	5,000,000	1,062,185
Asset retirement obligation	592,636	34,776

Total Liabilities	7,964,134	1,410,500

Commitments and contingencies—Note 11
Shareholders' Equity:
Preferred stock—$.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock—$.001 par value: 100,000,000 shares authorized; 21,919,857 shares and 21,633,191 shares issued and outstanding, respectively	21,920	21,633
Additional paid in capital	9,313,011	8,124,443
Accumulated deficit	(8,162,822)	(5,369,770)

Total Shareholders' Equity	1,172,109	2,776,306

Total Liabilities and Shareholders' Equity	$9,136,243	$4,186,806

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues
Crude oil and natural gas production revenue	$87,157	$—	$87,157	$1,328

Costs and Expenses
Lease operating expense	64,716	12,971	70,309	19,907
Exploration costs	14,740	—	17,440	—
General and administrative expense	980,870	267,076	2,535,789	695,587
Depreciation, depletion, amortization and accretion	39,064	1,006	43,425	12,915
Plugging expense	33,847	—	33,847	—
Loss on impairment of oil and gas properties	9,841	—	26,880	—

Total Costs and Expenses	1,143,078	281,053	2,727,690	728,409

Operating (Loss)	(1,055,921)	(281,053)	(2,640,533)	(727,081)
Other Income (Expense)
Interest income	33	7	534	9
Interest expense	(96,157)	(17,205)	(153,053)	(27,944)

Net (Loss)	$(1,152,045)	$(298,251)	$(2,793,052)	$(755,016)

Net (Loss) per Common Share
Basic and Diluted	$(0.05)	$(0.02)	$(0.13)	$(0.04)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	21,878,553	17,348,191	21,798,185	17,212,561

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.

Condensed Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net (loss)	$(2,793,052)	$(755,016)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and depletion expense	27,687	10,620
Accretion of asset retirement obligation	15,737	2,296
Share based compensation	1,093,854	80,685
Impairment of oil and gas properties	26,880	—
Changes in operating assets and liabilities
Accounts receivable—joint interest billing	348,475	(58,409)
Accounts receivable—crude oil and natural gas	(13,860)	1,004
Accounts receivable—other	(138,788)	—
Deferred offering costs	(243,726)	109,965
Prepaid expenses and other assets	(784,735)	16,574
Accounts payable and accrued liabilities	1,648,139	(14,086)
Accounts payable—related party	290,078	—
Accounts payable—working interest partners and royalty owners	119,742	(25,509)

Net cash (used in) operating activities	(403,569)	(631,876)

Cash flows from investing activities
Additions of furniture, fixtures and equipment	(16,417)	—
Development of crude oil and natural gas properties	(2,127,869)	(132,055)
Acquisition of Crude oil and natural gas properties—business combination	(2,260,890)	—
Acquisitions of crude oil and natural gas properties	(1,138,893)	(806,416)

Net cash (used in) investing activities	(5,544,069)	(938,471)

Cash flows from financing activities
Long-term debt—advances on line of credit	3,937,815	1,890,000
Repayment of long term debt	—	(540,000)
Common stock issued for cash (net of offering costs)	95,000	14,575

Net cash provided by financing activities	4,032,815	1,364,575

Net (decrease) in cash	(1,914,823)	(205,772)
Cash
Beginning of period	3,011,291	425,358

End of period	$1,096,468	$219,586

Supplemental cash flow disclosure:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Acquisition of crude oil and natural gas properties—business combination	$635,836	$—

Repayment of long term debt in connection with the assignment of an interest in crude oil and natural gas properties	$—	$287,815

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

        PetroShare Corp. ("PetroShare" or the "Company") is a corporation organized under the laws of the State of Colorado on September 4, 2012 to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain or mid-continent portion of the United States. Since inception, PetroShare has focused on financing activities and the acquisition, exploration and development of crude oil and natural gas prospects in the Rocky Mountain and mid-continent region of the United States. The Company's current focus is on the Wattenberg Field, part of the Denver-Julesburg Basin in northeast Colorado. The Company is in the process of developing its operated and non-operated Wattenberg assets, including those located within its Todd Creek Farms prospect. Currently, all of the Company's properties are located in the State of Colorado.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with Section 8-03 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission ("SEC"). Certain information normally included in financial statements and the accompanying notes prepared in accordance with generally accepted accounting principles of the United States of America ("U.S. GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the Company's Audited Financial Statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015, and the Company's other filings with the SEC.

        The information furnished herein reflects all adjustments, consisting of normal recurring items, that are, in the opinion of management, necessary for the fair presentation of the Company's Condensed Balance Sheet as of September 30, 2016; the Condensed Statements of Operations for the three and nine months ended September 30, 2016 and 2015; and the Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, on a basis consistent with that of the prior audited financial statements. Interim period results are not necessarily indicative of results of operations or cash flows for the full year.

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 2 to the Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

        The Company has evaluated events or transactions through the date of issuance of these unaudited condensed financial statements. Except as otherwise set forth herein, there have been no material changes to the Notes from those included with the Audited Financial Statements included in the Form 10-K.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2016

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies

Business Combinations

        The Company accounts for the acquisition of oil and gas properties, that are not commonly controlled, based on the requirements of FASB ASC Topic 805, Business Combinations, which requires an acquiring entity to recognize the assets acquired and liabilities assumed at fair value under the acquisition method of accounting, provided such assets and liabilities qualify for acquisition accounting under the standard. The Company accounts for certain property acquisitions of proved developed oil and gas property as business combinations.

Deferred Offering Costs

        The Company defers as other current assets the direct incremental costs of raising capital through equity offerings until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of September 30, 2016, the Company's deferred offering costs totaled $243,726, with no such charges recorded as of December 31, 2015.

New Accounting Pronouncements

Recently Issued

        From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption.

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

        In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2016

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

annual reporting period. The Company is currently evaluating the impact of the new guidance on its financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to employee share-based payment accounting, which includes provisions intended to simplify various aspects related to how share-based compensation payments are accounted for and presented in the financial statements. This amendment will be effective prospectively for reporting periods beginning on or after December 15, 2016, and early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company's financial statements.

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

        Further, the Company is monitoring the joint standard-setting efforts of the Financial Accounting Standards Board. There are a large number of pending accounting standards that are being targeted for completion in 2016 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time the Company is not able to determine the potential future impact that these standards will have, if any, on its financial position, results of operations or cash flows.

NOTE 3—ACQUISITIONS

PDC Acquisition

        On June 30, 2016, the Company completed the acquisition of certain oil and gas assets from PDC Energy, Inc. ("PDC"), including leases covering approximately 3,652 gross (1,410 net) acres of lands located in Adams County, Colorado and PDC's interest in 35 producing wells ("PDC assets"). Simultaneous with the closing, the Company's working interest partner and primary lender exercised its option under a participation agreement (the "Participation Agreement") (Note 10) and acquired 50% of the Company's interest in the PDC assets. The acquisition was effective April 1, 2016.

        Following a final proration of costs and revenues from the operation of the PDC assets and the Company's working interest partner's exercise of its option under the Participation Agreement, the Company's net purchase price for the PDC assets was $2,260,890. A final allocation of the purchase

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2016

NOTE 3—ACQUISITIONS (Continued)

price was prepared using, among other things, an internally prepared reserve analysis. The following table summarizes the consideration transferred, fair value of assets acquired and liabilities assumed:

September 30, 2016
Consideration:
Cash	$2,260,890

Total consideration	$2,260,890

Fair Value of Liabilities Assumed:
Current liabilities	$93,225
Asset retirement obligations	542,611

Total consideration plus liabilities assumed	$2,896,726

Fair Value of Assets Acquired:
Proved crude oil and gas properties	$2,473,082
Unproved crude oil and gas properties	423,644

Amount attributable to assets acquired	$2,896,726

        In accordance with FASB Topic ASC 805, the following unaudited supplemental pro forma condensed results of operations present combined information as though the business combination had been completed as of January 1, 2015. The unaudited supplemental pro forma financial information was derived from the historical revenues and direct operating expenses of PDC and the Company and adjusted to include: (i) depletion expense applied to the adjusted basis of the properties acquired, and (ii) accretion expense associated with the asset retirement obligations recorded using the Company's assumptions about the future liabilities. These unaudited supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in this unaudited pro forma financial information.

	Three months ended September 30, 2016			Three months ended September 30, 2015
	PetroShare Corp. Historical	PDC assets	Combined	PetroShare Corp. Historical	PDC assets	Combined
	(unaudited)
Revenue	$—	$87,157	$87,157	$—	$86,909	$86,909
Net income (loss)	$(1,117,608)	$(34,437)	$(1,152,045)	$(298,251)	$141	$(298,110)
Net income (loss) available to PetroShare common shareholders	$(1,117,608)	$(34,437)	$(1,152,045)	$(298,251)	$141	$(298,110)
Pro forma income (loss) per common share:
Basic and diluted	$(0.05)	$(0.00)	$(0.05)	$(0.02)	$0.00	$(0.02)

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2016

NOTE 3—ACQUISITIONS (Continued)

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	PetroShare Corp. Historical	PDC assets	Combined	PetroShare Corp. Historical	PDC assets	Combined
	(unaudited)
Revenue	$—	$215,444	$215,444	$1,328	$287,421	$288,749
Net income (loss)	$(2,758,615)	$(53,305)	$(2,811,920)	$(755,016)	$31,182	$(723,834)
Net income (loss) available to PetroShare common shareholders	$(2,758,615)	$(53,305)	$(2,811,920)	$(755,016)	$31,182	$(723,834)
Pro forma income (loss) per common share:
Basic and diluted	$(0.13)	$(0.00)	$(0.13)	$(0.04)	$0.00	$(0.04)

Other Acquisitions

        On March 10, 2016, the Company acquired certain surface rights and easements on lands located in Township 1 South, Range 67 West located on its Todd Creek Farms prospect in exchange for $184,360 in cash. The surface rights and easements permit the Company to access its Shook well pad.

        On March 31, 2016, the Company acquired additional oil and gas assets on land adjacent to the Company's Todd Creek Farms prospect, including: (i) oil and gas leases covering approximately 320 net acres located in Section 10, Township 1 South, Range 67 West; (ii) a 100% working interest in one well located on the aforementioned leases; (iii) the seller's interest in all of the oil, gas, natural gas liquids, and associated hydrocarbons produced from the well; (iv) the seller's interest in and to certain contracts and agreements applicable to the well and leases; (v) machinery, fixtures, gathering and flow lines, tanks, boilers and other equipment, tangible personal property and improvements located on and used or held in connection with the leases and the well; and (vi) the seller's interest in all easements, permits, licenses and rights of way associated with the foregoing. The Company paid $1,180,547 for the foregoing assets. In addition to the acquisition, the Company assumed certain of the seller's obligations and liabilities. The transaction has an effective date of January 1, 2016. The Company's working interest partner and primary lender exercised its option under the Participation Agreement and acquired a 50% interest in the leases and the well by paying the Company $590,274 in cash on April 19, 2016.

        On April 14, 2016, the Company acquired additional oil and gas leases near the Company's existing leases in its Todd Creek Farms prospect covering approximately 378 net acres in Section 5, Township 1 South, Range 67 West. The Company also acquired the seller's right to participate in, and agreed to pay all of the seller's costs and expenses related to, the drilling, completion, equipping and producing of up to 14 wells covering part of these leases proposed to be drilled by a third-party operator. The Company paid $576,112 for this acquisition. The transaction was effective on March 1, 2016. The Company's working interest partner and primary lender exercised its option under the Participation Agreement and acquired a 50% interest in the foregoing assets and paid the Company $288,056 in cash on August 24, 2016.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2016

NOTE 4—CRUDE OIL AND NATURAL GAS PROPERTIES

        Aggregate Capitalized Costs.    The Company has recorded aggregate capitalized costs relating to its crude oil and natural gas activities as shown below:

	September 30, 2016	December 31, 2015
Proved	$4,998,367	$724,058
Wells in progress	2,114,234	40,505
Unproved	455,480	715,594
Less: Accumulated depletion and depreciation	(747,582)	(724,058)

Total	$6,820,499	$756,099

        Costs Incurred in Crude Oil and Natural Gas Activities.    Costs incurred in connection with PetroShare's crude oil and natural gas acquisition, exploration and development activities for each of the periods are shown below:

	Nine months ended September 30,
	2016	2015
Exploration costs	$17,440	$—
Development costs	2,127,869	132,055
Acquisition of properties:
Proved	2,811,546	—
Unproved	633,264	518,601

Total	$5,590,119	$650,656

        During both the three and nine months ended September 30, 2016, the Company recorded depletion expense of $23,525. The Company recorded depletion expense of $nil and $9,898 during the corresponding prior periods.

NOTE 5—ASSET RETIREMENT OBLIGATION

        For the purpose of determining the fair value of the asset retirement obligation incurred during the nine months ended September 30, 2016, the Company assumed an inflation rate of 2.0%, an average estimated asset life of 11.8 years, and a credit adjusted risk free interest rate of 9.48%.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2016

NOTE 5—ASSET RETIREMENT OBLIGATION (Continued)

        The following table reconciles the value of the asset retirement obligation for the periods presented:

	September 30, 2016	December 31, 2015
Asset retirement obligation, beginning of year	$34,776	$31,715
Liabilities settled	(5,653)	—
Liabilities incurred	542,611	—
Revisions in estimated liabilities	5,165	—
Accretion	15,737	3,061

Asset retirement obligation, end of year	$592,636	$34,776

        Accretion expense recorded for the three and nine months ended September 30, 2016 was $13,931 and $15,737 respectively. Accretion expense for the three and nine months ended September 30, 2015 was $765 and $2,296 respectively.

NOTE 6—LINE OF CREDIT

        On May 13, 2015, the Company entered into a Revolving Line of Credit Facility Agreement ("initial line of credit") with Providence Energy Operators, LLC ("Providence"), which provides to the Company a revolving line of credit of up to $5,000,000. As of September 30, 2016, the outstanding balance on the initial line of credit was $5,000,000 plus accrued interest of $201,655. During the nine months ended September 30, 2016, the Company borrowed $3,937,815, primarily to fund the acquisition and development of crude oil and natural gas properties (Note 3). See also Note 12.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liability balances were comprised of trade accounts payable and accrued liabilities, drilling advances, crude oil and natural gas distributions payable and are shown below:

	September 30, 2016	December 31, 2015
Trade payables and accrued liabilities	$1,759,074	$263,988
Accrued interest payable	201,655	48,602
Liabilities incurred in connection with acquisition of crude oil and natural gas properties	290,078	—
Crude oil and natural gas distributions payable	120,691	949

Total	$2,371,498	$313,539

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2016

NOTE 8—SHAREHOLDERS' EQUITY

Public Offering

        On August 12, 2016, the Company filed a registration statement on Form S-1 (File No. 333-213113), as amended, pursuant to which the Company seeks to raise up to approximately $27,000,000 in a public offering of its common stock. Closing of the offering is subject to a number of conditions, including an effective date for its registration statement from the SEC and execution of a definitive underwriting agreement with the underwriters.

Common Stock

        As of September 30, 2016 and December 31, 2015, the Company had 100,000,000 shares of common stock authorized with a par value of $0.001 per share. As of September 30, 2016 and December 31, 2015, 21,919,857 and 21,633,191 shares were issued and outstanding, respectively.

        Activity for the nine months ended September 30, 2016 included the following:

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

  •
  On May 4, 2016, the Company issued an aggregate of 50,000 shares of common stock valued at $1.01 per share to two of the Company's Directors in connection with their appointment to the Board (Note 11).

  •
  On July 5, 2016, the Company issued 25,000 shares of common stock valued at $1.60 per share to a Director in connection with his appointment to the Board (Note 11).

  •
  On July 22, 2016 the Company issued 8,333 shares of common stock valued at $1.65 per share and on August 22, 2016 the Company issued 8,333 shares of common stock valued at $1.40 per share, each to an investor relations company in connection with certain services to be provided to the Company.

  •
  On August 30, 2016, the Company issued 50,000 shares of common stock valued at $1.44 per share to an investor relations company in connection with a termination agreement.

Warrants

        As of September 30, 2016 warrants to purchase up to 255,600 shares of the Company's common stock remain outstanding. The warrants are exercisable $1.25 per share and expire on November 12, 2020. No warrants were issued during the nine months ended September 30, 2016.

NOTE 9—STOCK-BASED COMPENSATION

        On August 18, 2016, the Company's Board of Directors adopted the Amended and Restated PetroShare Corp. Equity Incentive Plan (the "Plan"), which replaced and restated the Company's original equity incentive plan. The Plan terminates by its terms on August 17, 2026. Among other

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2016

NOTE 9—STOCK-BASED COMPENSATION (Continued)

things, the Plan increased the number of shares of common stock reserved for issuance thereunder from 5,000,000 to 10,000,000 shares. The Company's shareholders approved the Plan at the Company's annual meeting of shareholders on September 8, 2016.

        During the nine months ended September 30, 2016, the Board of Directors granted non-qualified options to employees, directors and consultants of the Company under the Plan to acquire 2,275,000 shares of PetroShare's common stock.

        A summary of activity under the Plan through September 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term (Years)
Outstanding, December 31, 2015	2,275,000	$0.33	6.50

Exercisable, December 31, 2015	2,200,000	$0.30	6.72

Granted	2,275,000	1.13	6.46
Exercised	—	—	—
Forfeited	—	—	—

Outstanding, September 30, 2016	4,550,000	$0.74	6.66
Exercisable, September 30, 2016	2,625,000	$0.43	6.09

        Activity under the Plan for the nine months ended September 30, 2016 is as follows:

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

        On April 12, 2016, the Company issued 250,000 options to purchase its common stock in connection with the hiring of the Company's Vice President of Land. The option vests as follows: (i) 50,000 on the date of grant; (ii) 100,000 on April 15, 2017; and (iii) 100,000 on April 15, 2018, provided that the optionee has been continuously employed by the Company up to each vesting date. The options are exercisable at a price of $0.80 per share and expire on April 15, 2021. The options are subject to the terms and conditions of the Plan and a stock option agreement.

        On May 4, 2016, the Company issued 50,000 options to purchase its common stock in connection with the addition and appointment of two members of the Company's the Board of Directors (Note 11). The options vested on the date of the grant. The options are exercisable at a price of $1.10 per share and expire on December 31, 2022. The options are subject to the terms and conditions of the Plan and a stock option agreement.

        On July 5, 2016, the Company issued 25,000 options to purchase its common stock in connection with the addition and appointment of one member of the Company's Board of Directors (Note 11).

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2016

NOTE 9—STOCK-BASED COMPENSATION (Continued)

The options vested on the date of grant. The options are exercisable at a price of $1.60 per share and expire on December 31, 2022. The options are subject to the terms and conditions of the Plan and a stock option agreement.

        On July 5, 2016, the Company issued 25,000 options to purchase its common stock in connection with the hiring of the Company's senior lease analyst. The option vests as follows: (i) 12,500 on the one-year anniversary of the date of grant; and (ii) 12,500 on the second anniversary of the date of grant, provided that the optionee has been continuously employed by the Company up to each vesting date. The options are exercisable at a price of $1.60 per share and expire on July 5, 2021. The options are subject to the terms and conditions of the Plan and a stock option agreement.

        On August 19, 2016, the Company issued 800,000 options to purchase its common stock in connection with the execution of a consulting agreement with an investor relations consultant. The option vests as follows: (i) 100,000 on the six-month anniversary of the date of grant; (ii) 100,000 on the one-year anniversary of the date of grant; (iii) in the event the Company and the optionee enter into an employment agreement during the term of the consulting agreement, the option shares in (i) and (ii) above shall vest immediately upon the effective date of the employment agreement if not previously vested; (iv) 300,000 on the one-year anniversary of the employment agreement; and (v) 300,000 on the second anniversary of the employment agreement, each so long as the optionee remains an employee of the Company. The options are exercisable at a price of $1.40 per share and expire on August 19, 2021. The options are subject to the terms and conditions of the Plan and a stock option agreement.

        The fair value of each share-based award was estimated on the date of the grant using the Black-Scholes pricing model that incorporates key assumptions including volatility, dividend yield and risk-free interest rates. As PetroShare's common stock has limited historical trading data, the expected stock price volatility is based primarily on the historical volatility of a group of publicly-traded companies that share similar operating metrics and histories. The expected term of the awards represents the period of time that management anticipates awards will be outstanding. As there was insufficient historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options. The risk-free rates for the periods within the contractual life of the options are based on the US Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the expected term of the options. PetroShare has never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero. Compensation expense related to stock options was recorded net of estimated forfeitures, which for options remaining at December 31, 2016, the Company expects no additional forfeitures.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2016

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        The table below summarizes assumptions utilized in the Black-Scholes pricing model for nine-month period ended:

September 30, 2016
Expected option term—years	1.5 - 2.5
Weighted-average risk-free interest rate	1.22 - 1.31%
Expected dividend yield	0
Weighted-average volatility	201 - 214%
Forfeiture rate	0

        During the three and nine months ended September 30, 2016, the Company recorded share-based compensation of $378,870 and $1,093,854. Share-based compensation in the comparable prior periods, was $80,685 and $80,685 respectively. Unvested share-based compensation at September 30, 2016 amounted to $1,124,654.

NOTE 10—RELATED PARTY TRANSACTIONS

        In May 2015, the Company entered into the Participation Agreement with Providence. As discussed elsewhere in this report, Providence is also the Company's primary lender through which the Company currently maintains the $5,000,000 initial line of credit (Note 6). The Participation Agreement grants Providence the option to acquire up to a 50% interest and participate in any oil and gas development on acreage the Company obtains through its Kingdom services agreement and any other leases acquired by the Company within an area of mutual interest ("AMI"). The AMI covers an area in Adams County, Colorado containing all of Township 1 South, Range 67 West, consisting of approximately 23,100 gross acres, with an additional one-mile border around the township, plus any other mutually agreeable areas. Providence currently holds 13.7% of our outstanding common stock.

NOTE 11—COMMITMENTS AND CONTINGENCIES

        On May 4, 2016, the Board of Directors expanded its membership from three to five members and appointed Mr. Scott Chandler and Mr. James Sinclair to fill the vacancies created by the increase. In connection with their appointment to the Board, Mr. Chandler and Mr. Sinclair were each granted 25,000 shares of the Company's common stock (Note 8) and options to purchase an additional 25,000 shares of common stock, which options are exercisable at a price of $1.10 per share until December 31, 2022 (Note 9). Each individual receives a quarterly director fee in the amount of $3,000.

        On June 15, 2016, the Company entered into a consulting services agreement whereby the Company received investor relations services in exchange for $6,000 per month and 100,000 shares of the Company's common stock, which was to be issued monthly at a rate of 8,333 shares as long as the agreement remained in effect. The Company issued a total of 16,666 shares pursuant to the consulting services agreement. On August 30, 2016, the Company terminated the consulting services agreement and issued the investor relations company 50,000 shares in consideration of a termination agreement (Note 8).

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2016

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

        On July 5, 2016, the Board of Directors expanded its membership from five to six members and appointed Mr. Douglas Harris to fill the vacancy created by the increase. In connection with his appointment to the Board, Mr. Harris was granted 25,000 shares of the Company's common stock (Note 8) and options to purchase an additional 25,000 shares of common stock, which options are exercisable at a price of $1.60 per share until December 31, 2022 (Note 9). Mr. Harris receives a quarterly director fee in the amount of $3,000.

NOTE 12—SUBSEQUENT EVENTS

        On October 13, 2016, the Company entered into a revolving line of credit facility ("supplemental line of credit") with Providence Energy Partners III, LP, a Texas limited partnership ("PEP III") and an affiliate of Providence (Notes 6 and 10). The supplemental line of credit provides the Company the right to borrow up to $10,000,000 for the acquisition and development of oil and gas properties. All amounts borrowed under the supplemental line of credit accrue interest at the rate of 8% per year and are due and payable in full on April 13, 2017. In part consideration of the supplemental line of credit, the Company assigned to PEP III 10% of its working interest in 378 gross (170 net) acres in the Wattenberg Field, including the Company's interest in the Jacobucci wells in which the Company is participating as a non-operator and any other wells that might be drilled on that acreage in the future. PEP III agreed to reimburse the Company for 10% of all of the Company's expenses associated with the Jacobucci wells and to pay any future expenses incurred in connection with the interest assigned by the Company. As of November 14, 2016, the supplemental line of credit had $1,870,000 principal outstanding plus accrued interest of approximately $12,000.

        On October 14, 2016, the Company acquired royalty interests in certain oil and gas leases underlying non-operated oil and gas properties. The Company paid $1,900,000 for this acquisition. The Company's working interest partner and primary lender exercised its option under the Participation Agreement and acquired a 50% interest in the foregoing assets and paid the Company $950,000 cash on October 14, 2016.

        On November 1, 2016, the Company acquired 370 gross (152 net) undeveloped acres in its Todd Creek Farms prospect in exchange for $633,936. The Company's working interest partner and primary lender notified the Company of its intention to exercise its option under the Participation Agreement and acquire a 50% interest in the foregoing assets, however as of November 14, 2016, the Company had not received payment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        In the following discussion, "PetroShare Corp.," the "Company," "we," "our," and "us" refer to PetroShare Corp.

Overview

        The following discussion summarizes our plan of operation as of November 16, 2016 for the next 12 months and the related anticipated capital expenditures. It also analyzes (i) our financial condition at September 30, 2016 and compares it to our financial condition at December 31, 2015, and (ii) our results of operations for the three and nine months ended September 30, 2016 and 2015. The following discussion and analysis should be read in conjunction with financial statements and related notes included in this report and our audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2015, and with the understanding that the actual future results may be materially different from what we currently expect.

        We were organized on September 4, 2012 under the laws of the State of Colorado to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain and mid-continent region of the United States. Following the acquisition of certain oil and gas assets (the "PDC assets") from PDC Energy, Inc. ("PDC"), we are the operator of 35 currently producing oil and gas wells located in Adams County, Colorado on our Todd Creek Farms prospect. We are also the operator of two oil and gas wells on our Buck Peak prospect. We currently possess a lease inventory covering a total of approximately 11,216 gross acres, the majority of which is in the Southern Core area of the Wattenberg Field. After assignment to our working interest partners, we have approximately 267 net acres in our Buck Peak prospect and 2,158 net acres in our Todd Creek Farms prospect, which we are in the process of developing.

        As an oil and natural gas producer, our revenue, results of operation, cash flow from operations, reserve values, access to capital and future rate of growth are influenced by the prevailing prices of oil and natural gas. Changes in prices can affect, both positively and negatively, our financial condition, liquidity, ability to obtain financing, operating results, and the amount of oil and natural gas that we choose to produce. Prevailing prices for such commodities fluctuate in response to changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Inherently, the price received for oil and natural gas production is unpredictable, and such volatility is expected. All of our production is sold at market prices and, therefore, the amount of revenue that we realize, as well as our estimates of future revenues, is to a large extent determined by factors beyond our control.

        On June 30, 2016, we completed the acquisition of the PDC assets, pursuant to which we acquired oil and gas leases covering approximately 3,652 gross (1,410 net) acres on lands located in Adams County, Colorado, and PDC's interest in approximately 43 productive wells, 34 of which are currently producing and 9 of which are shut-in. There are an additional 27 wells that are either permitted or in the process of being permitted. Providence Energy Operators, LLC ("Providence"), our working interest partner and primary lender, exercised its option under a participation agreement we entered into with Providence on May 13, 2015, and acquired 50% of our interest in the PDC assets. Our net cost for the PDC assets was $2,260,890 following a final proration of costs and revenues from the operation of the PDC assets and Providence's exercise of its option under the participation agreement. The acquisition was effective April 1, 2016.

        Under the terms of the participation agreements covering our Todd Creek Farms and Buck Peak prospects and operating agreements with other third party operators, we are required to pay our proportionate share of the costs of any wells in which we participate. In exchange, we are entitled to a proportionate share of the revenue, net of related expenses. Accordingly, the ultimate success of our business plan depends on our ability to generate sufficient cash flow from the sale of produced crude oil and natural gas from our interest in the leases to pay our overhead and costs of future acquisitions and development.

        We cannot fully determine what impact the volatility in crude oil and natural gas prices may have on our ongoing operations and future operations if such volatility continues into the future. Our decision on whether to drill and complete wells is based on both the prevailing commodity prices and the cost to drill such wells. Our ability to acquire financing and/or properties, drill wells, identify working interest and/or industry partners may all be negatively impacted by downward fluctuations in the price of oil and gas.

Plan of Operation and Expected Capital Expenditures

        Our plan of operation for the next 12 months includes: (i) continuing permitting and development of our Shook and Corcilius pad drilling programs on the Todd Creek Farms prospect and, subject to receipt of required permits, commence drilling on the Shook pad, (ii) operating and increasing production from the wells we purchased from PDC, (iii) participating as a non-operator in drilling projects operated, or to be operated, by third-parties, (iv) identifying other lease and asset acquisitions on or near our Todd Creek Farms prospect, and (v) maintaining our operated wells on our Buck Peak prospect. Our plan of operation is contingent upon our obtaining adequate working capital from operations, our lines of credit, and our proposed public offering, of which there can be no assurance. Our goal is to become a leading independent producer of crude oil and natural gas and liquids in the Wattenberg Field.

Operated Properties

        We are in the process of permitting a 14-well drilling program consisting of standard-range lateral wells on our Shook pad, located in Section 3 of Township 1 South, Range 67 West, Adams County, and part of our Todd Creek Farms prospect. The Shook pad is our first anticipated operated program in the Wattenberg field. Subject to receipt of required permits and the availability of working capital, we expect to drill and complete up to 7 wells in late 2016 and early 2017. Based on current estimates, we have budgeted $9.0 million for our 50% share of those wells. We expect to receive revenue from these wells in the first or second quarter of 2017.

        We also are in the process of permitting an 8-well drilling program consisting of standard-range lateral wells on the Corcilius pad, located in Section 6 of Township 1 South, Range 67 West, Adams County, and part of our Todd Creek Farms prospect. We intend to be the operator of any wells drilled on the Corcilius pad. Subject to receipt of required permits and the availability of working capital, we expect to begin drilling our Corcilius wells in early 2018. Based on current estimates, we have budgeted $8.1 million in 2018 for our 50% share of up to 7 wells. The number and timing of our operated wells will depend in part on drilling proposals that we receive from other operators with properties pooled with ours.

        We intend to monitor the production from the 34 currently producing wells we acquired from PDC in order to determine whether the production could be improved through workovers or by other means. Regardless of the success of our workover efforts on the PDC assets, we do not expect any net cash flow to be significant to our future operations. We do not expect that we will incur any material capital expenditures relating to those wells. The perceived value of the PDC assets is that they hold by production certain of our leases on which we expect to drill a significant proportion of our planned horizontal wells.

Non-Operated Properties

        We are currently participating as a non-operator in a 14-well drilling program on the Jacobucci pad, which is operated by PDC and located in our Todd Creek Farm prospect. This program commenced in April 2016 and consists of 14 mid-range lateral wells, all of which are expected to be drilled and completed during 2016 and 2017. We expect to participate in all 14 wells, with working interests varying from 8.6 to 26.5% and an average over all the wells of approximately 17.6%. The anticipated cost to our interest to drill and complete all of the Jacobucci pad wells is approximately $8.5 million, of which approximately $1,963,000 has been paid and an additional $296,300 in costs have been accrued as of November 16, 2016.

        We also are participating as a non-operator in a 15-well drilling program on the Marcus pad, which is operated by Great Western Oil & Gas Company and located in our Todd Creek Farms prospect. This program commenced in September 2016 and consists of 15 proposed extended-range lateral wells. We expect to participate in all 15 wells, with working interests varying from 11 to 15% and an average over all of the wells of approximately 12%. The anticipated cost to our interest to drill and complete all of the Marcus pad wells is approximately $8.7 million, of which approximately $347,000 in costs have been accrued as of November 16, 2016.

        We also are currently participating as a non-operator in an 11-well drilling program on the Riverdale pad, which is operated by Ward Petroleum Corporation and located in our Todd Creek Farms prospect. This program commenced in August 2016 and consists of 11 proposed standard-range lateral wells. We expect to participate in all 11 wells, with our working interest in each well averaging approximately 11%. The anticipated cost to our interest to drill and complete all of the Riverdale pad wells is approximately $3.3 million, of which approximately $121,000 in costs have been accrued as of November 16, 2016.

        Due to the inherent uncertainty with the permitting process and because we cannot control the drilling and completion schedules of our non-operated properties, we are unable to predict with any degree of confidence when we will receive revenue from our projected horizontal wells.

        We expect to pay the costs associated with our operated and non-operated properties through existing cash, our supplemental line of credit and proceeds from our public offering, the success of which cannot be assumed. We do not expect to receive revenue from any of our non-operated properties until the second quarter of 2017.

        As discussed in more detail under "Liquidity and Capital Resources" below, our initial line of credit provides us the ability to borrow up to $5.0 million and our supplemental line of credit provides us the ability to borrow up to $10.0 million. As of November 16, 2016, the initial line of credit was fully drawn and we have $8.13 million available under the supplemental line of credit.

        In maintaining our wells on the Buck Peak prospect, we may incur additional capital expenditures; however we expect any expenditures related to the Buck Peak wells will be nominal.

        All of the foregoing activities and related capital expenditures are subject to receipt of adequate capital, as our current resources are limited.

Results of Operations

        The following provides selected financial information and averages for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Crude Oil	$41,839	$—	$41,839	$1,328
Natural Gas	33,328	—	33,328	—
NGLs	11,990	—	11,990	—

Total revenue	$87,157	$—	$87,157	$1,328
Total production expense(1)	$64,716	$12,971	$70,309	$19,907
Gross profit (loss)	$22,441	$(12,971)	$16,848	$(18,579)
Depletion expense	$23,525	$—	$23,525	$9,898
Sales volume(2)
Oil (Bbls)	1,016	—	1,016	36
Natural Gas (Mcfs)	14,158	—	14,158	—
NGLs (Bbls)	779	—	779	—
BOE	4,155	—	4,155	36
Average sales price(3)
Oil (per Bbl)	$41.18	$—	$41.18	$36
Natural Gas (per Mcf)	$2.35	$—	$2.35	$—
NGLs (per Bbl)	$15.39	$—	$15.39	$—
BOE	$20.98	$—	$20.98	$36
Average per BOE
Production expense	$15.57	$—	$16.92	$544.50
Gross profit (loss)	$5.40	$—	$4.05	$(508.18)
Depletion expense	$5.66	$—	$5.66	$270.73

(1)
Overall lifting cost (oil and gas production costs, including production taxes).

(2)
Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reporting by third party operators.

(3)
Averages calculated based upon non-rounded figures.

Three Months Ended September 30, 2016 Compared to September 30, 2015

        Overview:    Our net loss for the three months ended September 30, 2016 was $1,152,045, or $0.05 per share, compared to net loss of $298,251 or $0.02 per share for the three months ended September 30, 2015. The increase in net loss of $853,794 in the 2016 period resulted primarily from an increase in general and administrative expenses of $713,794, and an increase in interest expense of $78,952.

        Revenues:    Crude oil and natural gas sales revenue was $87,157 for the three months ended September 30, 2016, compared to sales revenue of $nil for the three months ended September 30, 2015. The increase in crude oil and natural gas sales revenue in the 2016 period resulted from our acquisition of the PDC assets in June 2016 and the revenue from the vertical wells located on that property. Our Buck Peak prospect wells remained off-line during the third quarter of 2016.

        Volumes and Prices:    Crude oil and natural gas sales volumes increased 4,155 bbls or 100% for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, as we had no production in the prior period. The increase in crude oil and natural gas sales volumes in the 2016 period resulted from our acquisition of the PDC assets in June 2016.

        Production Expense:    Production expense is comprised of the following items:

	Three months ended September 30,
	2016	2015
Lease operating costs	$34,923	$12,971
Production taxes	5,453	—
Transportation and other costs	24,340	—

Total	$64,716	$12,971

        Total production expense increased $51,745 or 399% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase in lease operating costs relates primarily to the acquisition of the PDC assets.

        Routine lease operating expense ("LOE"), consisting of field personnel, fuel/power, chemicals, disposal, transportation and other costs, per BOE was $14.26 and $nil for the three months ended September 30, 2016 and 2015, respectively.

        General and administrative expenses:    We incurred general and administrative expenses of $980,870 during the three months ended September 30, 2016 compared to $267,076 in the three months ended September 30, 2015, representing an increase of $713,794, or 267%. This increase in the current period is primarily attributable to an increase in share-based compensation expense of $298,185 (a non-cash expense), to $378,870, as compared to $80,685 in the prior period; an increase in salary and wage expense of $123,305, or 132%, primarily related to the hiring of new employees; an increase in professional services fees of $171,607, or 110%, relating to our status as a public company; directors fees; and an increase in insurance costs of $33,191, or 1,265%. Since the beginning of 2016, we have added to our personnel to assist in managing our recently-acquired properties and anticipated drilling programs.

        Depreciation, depletion, amortization, and accretion:    Depreciation, depletion, amortization, and accretion increased $38,058 or 3,784% to $39,064 for the three months ended September 30, 2016, compared to $1,006 for the three months ended September 30, 2015. The increase relates primarily to higher depletion expense and increased accretion of our asset retirement obligations for the third quarter of 2016.

        Loss on impairment of oil and gas properties:    Impairment expense increased to $9,841 or 100% for the three months ended September 30, 2016, compared to $nil for the three months ended September 30, 2015.

        Interest income (expense):    During the three months ended September 30, 2016, we recognized interest income of $33 compared to $7 in the three months ended September 30, 2015. During the three months ended September 30, 2016, we recognized interest expense of $96,157 compared to $17,205 in the three months ended September 30, 2015, an increase of 459%. The increased interest expense recognized in the current period relates to the higher outstanding balance on our initial line of credit, which totaled $5.0 million as of September 30, 2016.

Nine Months Ended September 30, 2016 Compared to September 30, 2015

        Overview:    Our net loss for the nine months ended September 30, 2016 was $2,793,052, or $0.13 per share, compared to a net loss of $755,016 or $0.04 per share for the nine months ended September 30, 2015. The increase in net loss of $2,038,036 in the 2016 period resulted primarily from an increase in general and administrative expenses of $1,840,202, and to a lesser extent, an increase in interest expense of $125,109.

        Revenues:    Crude oil and natural gas sales revenue was $87,157 for the nine months ended September 30, 2016, compared to $1,328 for the nine months ended September 30, 2015. The increase in crude oil and natural gas sales revenue in the 2016 period resulted from our acquisition of the PDC assets in June 2016. Our Buck Peak prospect wells remained off-line during the third quarter of 2016.

        Volumes and Prices:    Crude oil and natural gas sales volumes increased 4,155 Bbls or 11,453% for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase in crude oil and natural gas sales volumes in the 2016 period resulted from our acquisition of the PDC assets in June 2016.

        Production Expense:    Production expense is comprised of the following items:

	Nine months ended September 30,
	2016	2015
Lease operating costs	$34,844	$19,862
Production taxes	10,925	(11)
Transportation and other costs	24,540	56

Total	$70,309	$19,907

        Total production expense increased $50,402, or 253%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The increase in lease operating costs relates primarily to our operation of the wells we acquired from PDC, partially offset by keeping our Buck Peak wells offline during the first nine months of 2016.

        Routine lease operating expense ("LOE"), consisting of field personnel, fuel/power, chemicals, disposal, transportation and other costs per BOE was $14.29 and $544.80 for the nine months ended September 30, 2016 and 2015, respectively.

        General and administrative expenses:    We incurred general and administrative expenses of $2,535,789 during the nine months ended September 30, 2016 compared to $695,587 in the nine months ended September 30, 2015, representing an increase of $1,840,202 or 265%. This increase is primarily attributable to an increase in total share based compensation expense to $1,093,854 in the current period as compared to $80,685 in the same 2015 period, an increase of $1,013,169; an increase in salary and wage expense of $270,104, or 124%, primarily related to the hiring of new employees; and an increase in professional services fees of $349,356, or 107%, related to our status as a public company; and increases in insurance costs of $63,146, or 176%.

        Depreciation, depletion, amortization, and accretion:    Depreciation, depletion, amortization, and accretion increased $30,510 or 236% to $43,425 for the nine months ended September 30, 2016, compared to $12,915 for the nine months ended September 30, 2015. The increase resulted primarily from increased depletion expense and accretion of our asset retirement obligations related to the newly acquired wells.

        Loss on impairment of oil and gas properties:    Impairment expense increased $26,880 or 100% for the nine months ended September 30, 2016, compared to $nil for the nine months ended

September 30, 2015. This increase is attributable to additional impairment on our Buck Peak prospect wells.

        Interest income (expense):    During the nine months ended September 30, 2016, we recognized interest income of $534 compared to $9 in the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we recognized interest expense of $153,053 compared to $27,944 in the nine months ended September 30, 2015, an increase of 448%. The interest expense recognized in the current period relates to the accrued interest on the outstanding balance on our initial line of credit.

Liquidity and Capital Resources

Overview

        To date, we have generated essentially all of our capital resources through the sale of common stock, prospect fees received from working interest partners, drilling advances from working interest partners, and advances under our lines of credit. During the nine months ended September 30, 2016, we received $95,000 in proceeds from the sale of our common stock through a private placement and borrowed approximately $3.9 million under our initial line of credit. To date, we have generated nominal cash from operations and negative cash flows from operating activities.

        We have fully drawn our initial line of credit with Providence, and as of November 14, 2016, we have $5.0 million of principal plus accrued interest of approximately $250,000 outstanding. On October 13, 2016, we entered into a Revolving Line of Credit Facility Agreement (the "supplemental line of credit") with Providence Energy Partners III, LP ("PEP III"), which is an affiliate of Providence by virtue of having some common management personnel. The supplemental line of credit permits us to borrow up to $10.0 million to pay costs associated with our acquisition and development of oil and gas properties in the Wattenberg Field. Interest accrues at the rate of 8% per year and monthly interest-only payments are due beginning upon the advancement of funds under the supplemental line of credit and monthly thereafter. All principal and accrued interest under the supplemental line of credit is due and payable on April 13, 2017. As of November 16, 2016, we have $1.87 million of principal plus accrued interest outstanding against our supplemental line of credit.

        Beginning June 30, 2016, we began generating revenue and cash flow from the 34 currently producing wells we acquired as part of the PDC assets. These well produce approximately 62.5 BOE/D, net to our interest. We also expect to begin recognizing revenue from our non-operated Jacobucci pad properties in the second quarter of 2017. We anticipate that oil produced from our Wattenberg properties, including the PDC assets, will be sold at spot prices to third-parties, minus a discount from the current WTI price.

        Our lines of credit provide us capital to pay for development and additional drilling and leasing activities. The amount we invest in development, drilling, and leasing activities depends on, among other factors, opportunities presented to us and the success of any fundraising efforts. The most significant of our future capital requirements include (i) costs to drill or participate in additional wells; (ii) costs to acquire additional acreage that we may identify in the Southern Core area or other areas that we may identify; (iii) approximately $200,000 per month for salaries and other corporate overhead; and (iv) legal and accounting fees associated with our status as a public company required to file reports with the SEC. We anticipate funding these projected capital requirements with cash on hand, revenue from operations, proceeds from the sale of common stock, and/or the supplemental line of credit.

Working Capital

        As of September 30, 2016, we had negative working capital of $(85,594), comprised of current assets of $2,285,904 and current liabilities of $2,371,498. Working capital decreased by $3,197,083 from

December 31, 2015, due to cash used in operations and the acquisition of crude oil and natural gas properties and related assets. Our supplemental line of credit, cash on hand, and anticipated revenue from our producing wells provide us with additional liquidity to operate our business, and we believe that we have sufficient liquidity and capital for the next 12 months. On August 12, 2016, we filed a registration statement on Form S-1 with the SEC, through which we are seeking to raise up to $27 million. If we are unsuccessful in raising additional working capital, we may have to reduce or abandon planned drilling projects and other acquisitions.

        During the nine months ended September 30, 2016 we sold 95,000 shares of our common stock through a private placement for proceeds of $95,000. During the nine months ended September 30, 2016 we borrowed $3,937,815 against our initial line of credit on various dates to pay for our share of our acquisitions of crude oil and natural gas properties and to fund general and administrative expenses related to the acquisition. Subsequent to September 30, 2016, we have borrowed $1.87 million against our supplemental line of credit to pay costs and expenses in connection with our development and acquisition of oil and gas properties.

Cash Flows

Nine months ended September 30, 2016 compared to September 30, 2015

Operating Activities

        Net cash used in operating activities during the nine months ended September 30, 2016 was $403,569 compared to $631,876 during the nine months ended September 30, 2015, representing a decrease of $228,307. A significant increase in our net loss for the 2016 period and an increase in prepaid expenses were partially offset by non-cash expense of $1.1 million from share based compensation, and a significant increase in accounts payable, among other items.

Investing Activities

        Net cash used in investing activities during the nine months ended September 30, 2016 was $5,544,069 compared to $938,471 during the nine months ended September 30, 2015, representing an increase of $4,605,598. During the 2016 period, we recorded net acquisitions of $3,399,783 related to the acquisition of crude oil and natural gas properties, including the acquisition of the PDC Assets for $2,260,890; additions of $16,417 in furniture, fixtures and equipment; and development of crude oil and natural gas properties of $2,127,869. During the 2015 period, we recorded net acquisitions of $806,416 related to the acquisition of crude oil and natural gas properties in our Todd Creek Farms prospect, $nil in additions of furniture, fixtures and equipment, and $132,055 for our share of the development of our properties.

Financing Activities

        During the nine months ended September 30, 2016, we borrowed $3,937,815 on the initial line of credit from Providence, compared to borrowing on the initial line of credit of $1,890,000 during the nine months ended September 30, 2015. As of September 30, 2016, the initial line of credit was fully drawn. Subsequent to September 30, 2016, we have borrowed an additional $1,870,000 under the supplemental line of credit.

        During the nine months ended September 30, 2016, we sold 95,000 shares of our common stock at $1.00 per share for gross proceeds of $95,000. During the nine months ended September 30, 2015, we sold 340,000 shares of our common stock at $1.00 per share for gross proceeds of $340,000, less offering costs of $325,425 pursuant to our public offering.

Off-Balance Sheet Arrangements

        We have no significant off balance sheet transactions, arrangements or obligations.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations, and business. These statements include, among others:

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

  •
  Changes in operating, exploration, development or overhead costs;

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

  •
  Potential failure to achieve production from development drilling projects; and

  •
  Capital expenditures.

        Those factors discussed above, elsewhere in this report, and in other reports filed with the Securities and Exchange Commission are difficult to predict and expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law. The preceding outlines some of the risks and uncertainties that may affect our forward-looking statements.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the phrase "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        During the three months ended September 30, 2016, we issued the following unregistered securities:

  •
  On July 5, 2016, we issued 25,000 shares of common stock under our equity incentive plan to an individual in connection with his becoming a member of our Board of Directors. The shares were valued at $40,000.

  •
  On July 22, 2016, we issued 8,333 shares of common stock to an investor relations company in connection with certain services to be provided pursuant to a consulting agreement. The shares were valued at $13,750.

  •
  On August 22, 2016, we issued 8,333 shares of common stock to an investor relations company in connection with certain services to be provided pursuant to a consulting agreement. The shares were valued at $11,666.

  •
  On August 30, 2016, we issued 50,000 shares of common stock to an investor relations company in connection with a termination agreement. The shares were valued at $72,000.

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

Public Offering

        We filed a registration statement on Form S-1 (File No. 333-198881) in connection with our initial public offering, which was originally declared effective by the SEC on February 4, 2015. On July 15, 2015, we filed a post-effective amendment to our registration statement, which was declared effective by the SEC on November 12, 2015. The following table illustrates the use of our public offering proceeds as of September 30, 2016:

As of September 30, 2016
Drilling and Leasing Activity	$760,960
General and Administrative, Legal and Accounting Services	1,914,010

Total use of proceeds from the offering	$2,674,970

Item 6.    Exhibits.

        The following exhibits are filed or incorporated by reference in this report:

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document..

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

PetroShare Corp.
Date: November 16, 2016	By:	/s/ STEPHEN J. FOLEY Stephen J. Foley, Chief Executive Officer (Principal Executive Officer)
Date: November 16, 2016	By:	/s/ PAUL D. MANISCALCO Paul D. Maniscalco, Chief Financial Officer (Principal Financial and Accounting Officer)