Form 10-Q
period 2017-03-31
PetroShare Corp.
filed 2017-05-15
CIK 1568079

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§203.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging Growth Company ☒

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 22,551,537 shares outstanding as of May 12, 2017.

PETROSHARE CORP.
FORM 10-Q
FOR THE QUARTER ENDED
MARCH 31, 2017

References in this report to agreements to which PetroShare Corp. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the exhibits filed with or incorporated therein by reference.

Please see Cautionary Language Regarding Forward-Looking Statements on page 27 of this report for important information contained herein.

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

PetroShare Corp.

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)	(see Note 3)
ASSETS
Current assets:
Cash	$4,924,630	$2,449,412
Accounts receivable—joint interest billing	52,001	240,450
Accounts receivable—joint interest billing—related party	1,145,611	286,226
Accounts receivable—crude oil, natural gas and NGL sales	1,125,891	179,236
Accounts receivable—other	92,790	27,876
Deferred equity issuance costs	8,715	—
Prepaid expenses and other assets	765,862	1,178,081

Total current assets	8,115,500	4,361,281

Crude oil and natural gas properties—using successful efforts method:
Proved crude oil and natural gas properties	16,412,110	8,132,881
Unproved crude oil and natural gas properties	4,923,814	4,092,550
Wells in progress	403,563	2,168,092
Less: accumulated depletion and depreciation	(1,229,486)	(783,320)

Crude oil and natural gas properties, net	20,510,001	13,610,203

Property, plant and equipment, net	98,077	39,542
Other assets	15,758	15,758

TOTAL ASSETS	$28,739,336	$18,026,784

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,657,102	$3,009,106
Working interest and royalty owners distributions payable	228,439	144,526
Drilling advances—related party	16,696	234,452
Supplemental line of credit, net	7,105,000	7,088,698

Total current liabilities	15,007,237	10,476,782

Long term liabilities
Line of credit	5,000,000	5,000,000
Convertible notes payable, net	988,352	5,308
Other long term liabilities	23,316	23,128
Asset retirement obligation	964,415	945,419

Total liabilities	21,983,320	16,450,637

Shareholders' equity:
Preferred stock—$0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,964,282 and 21,964,282 shares issued and outstanding, respectively	21,964	21,964
Additional paid in capital	18,724,233	11,405,225
Accumulated deficit	(11,990,181)	(9,851,042)

Total Shareholders' Equity	6,756,016	1,576,147

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$28,739,336	$18,026,784

Commitments and contingencies—Note 13
Subsequent Events—Note 14

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.

Condensed Statements of Operations

(unaudited)

	Three months ended March 31,
	2017	2016
REVENUE:
Crude oil sales	$1,219,391	$—
Natural gas sales	202,427	—
NGL sales	39,567	—

Total revenue	1,461,385	—
COSTS AND EXPENSES:
Lease operating expense	231,691	180
Production taxes, gathering and marketing	189,962	—
Exploration costs	64,705	2,700
Depreciation, depletion, amortization and accretion	473,336	2,047
Plugging expense	21,048	—
Loss on impairment of crude oil and natural gas properties	—	16,721
General and administrative expense	1,190,084	679,575

Total costs and expenses	2,170,826	701,223

Operating (loss)	(709,441)	(701,223)
OTHER INCOME (EXPENSE):
Interest income	102	363
Interest expense	(1,429,800)	(21,946)

Total other income (expense)	(1,429,698)	(21,583)

Net (loss)	$(2,139,139)	$(722,806)

Net (loss) per share:
Basic and diluted	$(0.10)	$(0.03)
Weighted average number of shares outstanding:
Basic and diluted	21,964,282	21,708,191

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.

Condensed Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss)	$(2,139,139)	$(722,806)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depletion and depreciation	450,669	1,205
Accretion of asset retirement obligation	22,667	841
Accretion of debt discounts	999,346	—
Share-based compensation	67,347	344,465
Impairment of crude oil and natural gas properties	—	16,721
Changes in operating assets and liabilities:
Accounts receivable—joint interest billing	188,449	68,772
Accounts receivable—joint interest billing—related party	(859,385)	(590,274)
Accounts receivable—crude oil, natural gas and NGL sales	(946,655)	—
Accounts receivable—other	(64,914)	—
Deferred equity issuance costs	(8,715)	—
Prepaid expenses and other assets	412,220	(6,040)
Accounts payable and accrued liabilities	700,314	1,192,915
Accounts payable—working interest partners and royalty owners	83,912	—
Drilling advances, net—related party	(217,756)	—

Net cash (used in) provided by operating activities	(1,311,640)	305,799
Cash flows from investing activities:
Additions of furniture, fixtures and equipment	(63,038)	(11,574)
Development of crude oil and natural gas properties	(2,735,765)	(17,041)
Acquisitions of crude oil and natural gas properties	(666,000)	(790,253)

Net cash (used in) investing activities	(3,464,803)	(818,868)
Cash flows from financing activities:
Convertible notes issued for cash	7,251,661	—
Common stock issued for cash (net of offering costs)	—	95,000

Net cash provided by financing activities	7,251,661	95,000
Cash:
Net increase (decrease) in cash	2,475,218	(418,069)
Cash, beginning of period	2,449,412	3,011,291

Cash, end of period	$4,924,630	$2,593,222

Supplemental cash flow disclosure:
Cash paid for interest	$—	$—

Cash paid for income tax	$—	$—

Non-cash investing and financing activities:
Development of crude oil and natural gas properties	$3,944,199	$—

Issuance of common stock warrants in connection with private placement	$809,779	$—

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2017

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

        PetroShare Corp. ("PetroShare" or the "Company") is a corporation organized under the laws of the State of Colorado on September 4, 2012 to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain or mid-continent portion of the United States. Since inception, the Company has focused on financing activities and the acquisition, exploration and development of crude oil and natural gas prospects in the Denver-Julesburg Basin, or DJ Basin, in northeast Colorado. The Company's current operating focus is within the Wattenberg Field of the DJ Basin, which is located primarily in Adams and Weld Counties, Colorado.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

        In management's opinion, the Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016 (see Note 3), the unaudited Statements of Operations for the three months ended March 31, 2017 and 2016, and the unaudited Statements of Cash Flows for the three months ended March 31, 2017 and 2016, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations and cash flows on a basis consistent with that of the Company's prior audited financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company's annual report on Form 10-K for the year ended December 31, 2016. Except as noted below, there have been no changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2016.

Loss Per Share

        Basic and diluted loss per share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the period. The Company excluded potentially dilutive securities, as shown below, as the effect of their inclusion would be anti-dilutive.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2017

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Potentially dilutive securities at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Exercisable stock options	3,660,000	3,010,000
Warrants issued to underwriter	255,600	255,600
Warrants issued to convertible note holders	6,666,600	1,294,987
Warrants issued to placement agent—convertible note offering	666,600	129,526
Shares underlying convertible notes	6,666,666	1,295,067

Total	17,915,466	5,985,180

Deferred Equity Issuance Costs

        The Company defers as other current assets the direct incremental costs of raising capital through equity offerings until such time as the offering is completed. At the time of the completion of an offering, the costs are offset against the proceeds received. Should an offering be terminated, deferred equity issuance costs are charged to operations during the period in which an offering is terminated. During the year ended December 31, 2016, the Company charged $544,070 in deferred equity issuance costs to operations in connection with an abandoned public offering. As of March 31, 2017, the Company's deferred equity issuance costs totaled $8,715, with $nil recorded as of December 31, 2016.

Debt Discount Costs

        On January 30, 2017, the Company completed the third and final closing of a private placement of units consisting of common stock purchase warrants and convertible promissory notes with a total aggregate face value of $10,000,000 (Note 7). The convertible promissory notes contain an embedded beneficial conversion feature. The proceeds from the sale of the convertible notes was allocated between the conversion feature and the warrants based on the fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The fair value of the beneficial conversion feature has been recorded as a reduction of the carrying value of the convertible promissory notes and is being amortized to interest expense using the effective interest method over the term of the notes. The fair value of the warrants has been recorded as a reduction to the carrying value of the convertible promissory notes and accounted for as paid in capital.

Debt Issuance Costs

        Debt issuance costs include origination and other fees incurred in connection with the Company's private placement and with the origination of the Company's supplemental line of credit. Debt issuance costs related to the private placement are amortized to interest expense on a straight-line basis over the respective borrowing term.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2017

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

        In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which establishes a comprehensive new lease standard designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous U.S. GAAP. ASU 2016-02 is effective for public businesses for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current revenue recognition guidance. In March 2016, the FASB released certain implementation guidance through ASU 2016-08 (collectively with ASU 2014-09, the "Revenue ASUs") to clarify principal versus agent considerations. The Revenue ASUs allow for the use of either the full or modified retrospective transition method, and the standard will be effective for annual reporting periods beginning after December 15, 2017 including interim periods within that period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. Currently, the Company has not identified any contracts that would require a change from the entitlements method, historically used for certain domestic crude oil and natural gas sales, to the sales method of accounting. The Company is continuing to evaluate the provisions of these ASUs as pertinent to certain sales contracts and in particular as they relates to disclosure requirements.

        There were various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's reported financial position, results of operations, or cash flows.

NOTE 3—REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

        In connection with the preparation of its condensed financial statements for the quarter ended March 31, 2017, the Company identified an error related to the manner in which it accounted for the fair value of convertible promissory notes and warrants issued in the Company's private placement during December 2016 (Note 7). Specifically, the Company was required to apply the guidance of FASB ASC 470, and more specifically, ASC 470-20-25-2 and ASC 470-20-25-3. On the balance sheet at December 31, 2016, the Company recorded the face value of convertible notes payable issued in connection with the private placement under liabilities, discounted by (i) the value of the original issue

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2017

NOTE 3—REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS (Continued)

discount and (ii) the value of the warrants issued to the placement agent. The Company did not, however, discount the value of the convertible notes payable by the fair value of the warrants issued to individual investors.

        In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the related impact was not material to the Company's results of operations or financial position for any prior annual or interim period. Accordingly, the Company has corrected these errors for the year ended December 31, 2016 by revising the condensed financial statements. Periods not presented herein will be revised, as applicable, in future filings.

        The following tables present the revisions to the balance sheet as of, and the statement of operations for the year ended, December 31, 2016:

Balance Sheet

	As of December 31, 2016
	As Reported	Adjustments	As Revised
Convertible notes payable, net	$814,989	$(809,681)	$5,308

Total Liabilities	$17,260,318	$(809,681)	$16,450,637
Shareholders' Equity
Additional paid in capital	$10,593,324	$811,901	$11,405,225
Accumulated deficit	(9,848,822)	(2,220)	(9,851,042)

Total Shareholders' Equity	$766,466	$809,681	$1,576,147
Total Liabilities and Shareholders' Equity	$18,026,784	$—	$18,026,784

Statement of Operations

Year Ended December 31, 2016
Net (loss), as reported	$(4,479,052)
Adjustments:
Previously reported accretion of debt discount (conversion feature and warrants) (interest expense)	2,529
Corrected accretion of debt discount (interest expense)	4,749

Total adjustment	(2,220)
Net (loss), as revised	$(4,481,272)
Net (loss) per share, as reported	$(0.21)
Net (loss) per share, as revised	$(0.21)

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2017

NOTE 4—GOING CONCERN

        Pursuant to the FASB ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. As shown in the accompanying financial statements, the Company incurred a net loss of $2.1 million during the three months ended March 31, 2017, and as of that date, the Company's current liabilities exceeded its current assets by $6.9 million.

        At March 31, 2017, the Company had a cash balance of approximately $4.9 million and other current assets of approximately $3.2 million. Subsequent to March 31, 2017, the Company's cash balance has decreased as it has paid certain acquisition and development costs, including costs previously accrued, and general and administrative expenses. In June 2017, the Company is obligated to repay approximately $3.6 million in principal and approximately $250,000 in accrued interest to satisfy the terms of its supplemental line of credit, an approximately $500,000 accrued interest payment on the Company's initial line of credit, and an approximately $500,000 accrued interest payment on the Company's outstanding convertible promissory notes (Note 7). The Company also will incur additional expenses related to its operated drilling program during the second and third quarters of this year.

        As of March 31, 2017, the Company has insufficient working capital and revenues from operations to meet its debt obligations and other liabilities incurred in connection with the Company's development activities. The Company will need to generate sufficient cash flow from operations and sell equity or debt to fund further operations and acquisitions. If sufficient cash flow and additional financing is not available, the Company may be compelled to reduce the scope of its business activities, reduce general and administrative expenses and/or sell a portion of the Company's interests in its oil and gas properties. This, in turn, may have an adverse effect on its ability to realize the values of its assets. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing. Management believes that it can be successful in obtaining equity and/or debt financing which will enable the Company to continue as a going concern.

NOTE 5—ACQUISITIONS

        During the quarter ended March 31, 2017, the Company acquired various mineral rights, royalty interests and oil and gas leases. The net acquisition cost to the Company for these interests was $666,000 after disposition of 50% of the Company's acquired interest to Providence Energy Operators, LLC ("Providence"), which is the Company's principal lender and an owner of 13.3% of the Company's common stock.

        On April 3, 2017, the Company completed the acquisition of oil and gas leases covering approximately 5,874 gross (1,462 net) acres in Adams and Weld Counties, Colorado. The seller reserved

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2017

NOTE 5—ACQUISITIONS (Continued)

to itself all rights in the leases that exist below 50 feet above the top of the uppermost J Sand formation for those lands located in Township 7 North, Range 63 West in Weld County, Colorado. The acquisition was effective January 1, 2017. Providence acquired 50% of the Company's interest in the acquired assets in exchange for approximately $1.3 million. The net purchase price to the Company's retained interest in the assets following Providence's acquisition and a reduction in purchase price due to title defects was $1,284,589. The Company paid a deposit of $258,250 at the time it entered into the purchase agreement, which was credited against the net purchase price at closing. The Company paid the remainder of the net purchase price using cash in the amount of $216,339 and the issuance to the seller of 450,000 shares of the Company's common stock, valued at $1.80 per share.

        On April 21, 2017, the Company acquired a 9.37% royalty interest covering approximately 145 net acres located in Adams County, Colorado for a net purchase price of $569,225 following Providence's 50% participation in the transaction. The acquisition was effective April 1, 2017. In connection with the acquisition, the Company is obligated to pay to a lease broker a finders' fee of 20,555 shares of common stock valued at $1.80 per share.

        On May 9, 2017, the Company acquired 200 gross (70 net) acres in Adams County, Colorado for a net purchase price of $350,000 following Providence's 50% participation in the transaction. The transaction was effective April 1, 2017.

NOTE 6—CRUDE OIL AND NATURAL GAS PROPERTIES

        The Company's oil and gas properties are located entirely within the United States. The net capitalized costs related to the Company's oil and gas producing activities were as follows:

	March 31, 2017	December 31, 2016
Proved oil and gas properties	$16,412,110	$8,132,881
Unproved oil and gas properties(1)	4,923,814	4,092,550
Wells in progress(2)	403,563	2,168,092

Total capitalized costs	21,739,487	14,393,523
Accumulated depletion, depreciation and amortization	(1,229,486)	(783,320)

Net capitalized costs	$20,510,001	$13,610,203

(1)
Unproved oil and gas properties represent unevaluated costs the Company excludes from the amortization base until proved reserves are established or impairment is determined.

(2)
Costs from wells in progress are excluded from the amortization base until production commences.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2017

NOTE 6—CRUDE OIL AND NATURAL GAS PROPERTIES (Continued)

        Costs Incurred in Crude Oil and Natural Gas Activities.    Costs incurred in connection with the Company's crude oil and natural gas acquisition, exploration and development activities for each of the periods are shown below:

	March 31,
	2017	2016
Exploration costs	$64,705	$2,700
Development costs	6,679,964	17,041
Acquisition of properties
Proved	—	590,274
Unproved	666,000	199,979

Total	$7,410,669	$809,994

        During the three months ended March 31, 2017 and 2016, depletion expense was $446,166 and $nil, respectively.

NOTE 7—DEBT

Line of credit

        On May 13, 2015, the Company entered into a Revolving Line of Credit Facility Agreement ("initial line of credit") with Providence, which provides to the Company a revolving line of credit of up to $5,000,000. As of March 31, 2017 and December 31, 2016, the outstanding balance on the initial line of credit was $5,000,000 plus accrued interest of $401,107 and $302,477, respectively. During the three months ended March 31, 2017 and 2016, the Company recorded interest expense of $98,630 and $21,185 respectively, related to the initial line of credit.

        Interest on the outstanding principal balance of the initial line of credit begins accruing on the dates of advancements of principal at an annual rate equal to 8.0% simple interest. The Company is obligated to pay interest monthly after the Company receives its first production payment from any well associated with its Participation Agreement with the lender and/or in which the Company has or has had a working interest and in accordance with the terms of the promissory note. The Company expects to make the first interest payment in June 2017.

Supplemental line of credit

        On October 13, 2016, the Company entered into a revolving line of credit facility agreement (the "supplemental line of credit") with Providence Energy Partners III, LP ("PEP III"). PEP III is an affiliate of Providence by virtue of having some common management personnel. The supplemental line of credit permitted the Company to borrow up to $10.0 million to pay costs associated with its acquisition and development of oil and gas properties in the Wattenberg Field. The supplemental line of credit was originally due on April 13, 2017.

        As of March 31, 2017 and December 31, 2016, the outstanding balance on the supplemental line of credit was $7,105,000 and $7,088,698, plus accrued interest of $190,575 and $50,422, respectively.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2017

NOTE 7—DEBT (Continued)

During the three months ended March 31, 2017, the Company recorded interest expense of $140,153 related to the supplemental line of credit.

        The supplemental line of credit was amended on March 30, 2017, pursuant to which the Company agreed not to borrow additional amounts against the supplemental line of credit and to repay $3,552,500 in outstanding principal not later than April 13, 2017, in exchange for PEP III extending the maturity date of the supplemental line of credit until June 13, 2017. On April 12, 2017, the Company paid $3,552,500 in accordance with the amendment.

Convertible notes

        On December 30, 2016, January 20, 2017 and January 30, 2017, the Company completed the private placement of units consisting of convertible promissory notes and common stock purchase warrants. The Company received net proceeds of approximately $9.0 million from the private placement, after placement agent fees and other associated expenses.

        Each unit sold in the private placement is comprised of a 10% unsecured convertible promissory note in the face amount of $50,000 and 33,333 common stock purchase warrants (Notes 10 and 12). Each note sold in the private placement is one of a series of similar notes designated the "10% Unsecured Convertible Promissory Notes" with the series totaling $10.0 million. The notes bear interest at the rate of 10% per year and are due and payable on December 31, 2018. Interest is payable semi-annually beginning June 30, 2017 and until the notes are paid in full. At any time after issuance, the principal amount of the notes and any accrued but unpaid interest are convertible into shares of the Company's common stock at the option of the holder at the rate of $1.50 per share. The conversion price will be proportionately adjusted in the event of any stock splits, stock dividends or a capital reorganization.

        In connection with the offering, the Company paid $1,000,000 in cash and issued warrants to purchase 666,600 shares of common stock (Note 10) to the placement agent as a commission for the offering. The fair value of the warrants issued to the placement agent of $1,001,471 has been recorded as a charge to paid in capital.

        In connection with the offering the Company recorded debt issuance costs of $1,011,000 including $1,000,000 in broker fees and $11,000 in other fees incurred. Debt issuance costs are being amortized to interest expense on a straight-line basis over the term of the notes. As of March 31, 2017 and December 31, 2016, the unamortized portion of debt issuance costs amounted to $910,466 and $204,703, respectively. The Company recorded expense of $99,977 related to the accretion of the discount for the three months ended March 31, 2017.

        In accordance with ASC 470, the proceeds from the sale of the convertible notes was allocated between the conversion feature and the warrants based on the fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The fair value of the beneficial conversion feature of $5,306,456, has been recorded as a reduction of the carrying value of the convertible promissory notes and is being amortized to interest expense using the effective interest method over the term of the notes. The fair value of the warrants of $3,682,544, has been recorded as a reduction to the carrying value of the convertible promissory notes and is being amortized to interest expense using the effective interest method over the term of the notes.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2017

NOTE 7—DEBT (Continued)

        As of March 31, 2017, the Company recorded accrued interest of $192,732 and recognized interest expense of $191,669 related to the convertible notes. The Company recognized interest expense of $883,068 in relation to the accretion of the debt discount costs.

        The following table reflects the net amounts recorded as debt at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
		(see Note 3)
Current portion
Supplemental line of credit	$7,105,000	$7,105,000
Unamortized original issue discount	—	(16,302)

Total current portion	$7,105,000	$7,088,698
Long term portion
Line of credit	$5,000,000	$5,000,000
Face amount of convertible notes	10,000,000	1,942,600
Unamortized original issue discount	(910,466)	(204,703)
Unamortized discount related to beneficial conversion feature	(4,782,072)	(977,497)
Unamortized discount related to warrants issued	(3,319,110)	(755,092)

Net convertible notes payable	$988,352	$5,308

Total long term portion	$5,988,352	$5,005,308

Total debt, net	$13,093,352	$12,094,006

NOTE 8—ASSET RETIREMENT OBLIGATION

        For the purpose of determining the fair value of the asset retirement obligation incurred during the three months ended March 31, 2017, the Company assumed an inflation rate of 2.0%, an estimated average asset life of 33.0 years, and a credit-adjusted risk free interest rate of 11.26%.

        The following reconciles the value of the asset retirement obligation for the periods presented:

	March 31, 2017	December 31, 2016
Asset retirement obligation, beginning of year	$945,419	$34,776
Liabilities settled	(9,475)	1,990
Liabilities incurred	5,804	878,170
Revisions in estimated liabilities	—	—
Accretion	22,667	30,483

Asset retirement obligation, end of year	$964,415	$945,419

        Accretion expense recorded for the three months ended March 31, 2017 and 2016 was $22,667 and $841, respectively.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2017

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liability balances were comprised of trade accounts payable and accrued liabilities, drilling advances, crude oil and natural gas distributions payable and are shown below:

	March 31, 2017	December 31, 2016
Trade payables and accrued liabilities	$6,872,687	$2,366,429
Accrued interest payable	784,415	352,599
Liabilities incurred in connection with acquisition of crude oil and natural gas properties	—	290,078

Total	$7,657,102	$3,009,106

NOTE 10—SHAREHOLDERS' EQUITY

Common Stock

        As of March 31, 2017 and December 31, 2016, the Company had 100,000,000 shares of common stock authorized with a par value of $0.001 per share. As of March 31, 2017 and December 31, 2016, 21,964,282 and 21,964,282 shares were issued and outstanding, respectively.

  Activity for the three months ended March 31, 2017 included the following:

        In connection with the completion of a private placement (Note 7), the Company received $8,057,400 in gross proceeds from the sale of 161.15 units consisting of convertible promissory notes and warrants during the three months ended March 31, 2017. The convertible notes payable are convertible into shares of common stock at $1.50 per share. Immediately following the closing, and including units sold during 2016, the outstanding convertible notes were convertible into 6,666,666 shares of common stock.

        On April 1, 2017, in connection with the execution of two employment agreements, the Company issued 116,700 shares of restricted stock (Note 13). The shares are subject to certain vesting restrictions, but all 116,700 shares are eligible for full voting rights and eligible to receive dividends.

        On April 3, 2017, the Company issued 450,000 shares valued at $1.80 per share in connection with the acquisition of oil and gas assets (Note 5).

  Activity for the three months ended March 31, 2016 included the following:

        In January 2016, the Company sold 95,000 shares of common stock at $1.00 per share to one accredited investor pursuant to a private placement.

Preferred Stock

        As of March 31, 2017, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share. As of March 31, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2017

NOTE 10—SHAREHOLDERS' EQUITY (Continued)

Warrants

        The table below summarizes warrants outstanding as of March 31, 2017:

	Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
Underwriter warrants	255,600	$1.25	11/12/2020
Investor warrants	6,666,600	$3.00	12/31/2019
Placement agent warrants	666,600	$1.50	12/31/2021

Total warrants outstanding	7,588,800

  Activity for the three months ended March 31, 2017 included the following:

        On January 20, 2017 and January 30, 2017, in connection with the closings of a private placement, the Company issued 2,216,978 and 3,154,601 warrants to the purchasers of convertible promissory notes, respectively. The warrants are exercisable at $3.00 per share and expire on December 31, 2019 (Note 7).

        On January 20, 2017 and January 30, 2017, in connection with the closings of a private placement, the Company issued 221,744 and 315,526 warrants to the placement agent, respectively. The warrants are exercisable at $1.50 per share and expire on December 31, 2021 (Note 7).

  There was no activity for the three months ended March 31, 2016.

NOTE 11—STOCK BASED COMPENSATION

        On August 18, 2016, the Company's Board of Directors adopted the Amended and Restated PetroShare Corp. Equity Incentive Plan (the "Plan"), which replaced and restated the Company's original equity incentive plan. The Plan terminates by its terms on August 17, 2026. Among other things, the Plan increased the number of shares of common stock reserved for issuance thereunder from 5,000,000 to 10,000,000. The Company's shareholders approved the Plan at the Company's annual meeting of shareholders on September 8, 2016.

  There was no activity for the three months ended March 31, 2017.

        Subsequent to March 31, 2017, the Company issued 200,000 options exercisable at $1.83 in connection with the execution of an employment agreement (Note 13).

  Activity for the three months ended March 31, 2016 included the following:

        On January 1, 2016, the Company issued 250,000 options to purchase its common stock in connection with the appointment of its Chief Financial Officer. The options are exercisable at a price of $1.00 per share and expire on November 23, 2018. The options vested one-half on January 1, 2016 and the remainder on January 1, 2017. The options are subject to the terms and conditions of the Plan and a stock option agreement.

        On January 28, 2016, the Company issued 875,000 options to purchase its common stock in connection with the appointment of its Chief Operating Officer. The options are exercisable at a price

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2017

NOTE 11—STOCK BASED COMPENSATION (Continued)

of $1.00 per share and expire on December 31, 2022. The options vested as follows: (i) 125,000 on January 28, 2016, the date of grant, and (ii) 750,000 on January 1, 2017. The options are subject to the terms and conditions of the Plan and a stock option agreement.

        A summary of activity under the Plan for the three months ended March 31, 2017 and the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding, December 31, 2015	2,275,000	$0.33	6.50

Exercisable, December 31, 2015	2,200,000	$0.30	6.72

Granted	2,400,000	$1.16	5.34
Exercised	—	—	—
Forfeited	—	—	—

Outstanding, December 31, 2016	4,675,000	$0.76	5.39

Exercisable, December 31, 2016	3,010,000	$0.54	5.97

Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding, March 31, 2017	4,675,000	$0.76	5.15

Exercisable, March 31, 2017	3,660,000	$0.61	5.11

        The fair value of each share-based award was estimated on the date of the grant using the Black-Scholes pricing model that incorporates key assumptions including volatility, dividend yield and risk-free interest rates. As the Company's common stock has limited historical trading data, the expected stock price volatility is based primarily on the historical volatility of a group of publicly-traded companies that share similar operating metrics and histories. The expected term of the awards represents the period of time that management anticipates awards will be outstanding. As there was insufficient historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options. The risk-free rates for the periods within the contractual life of the options are based on the US Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the expected term of the options. The Company has never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero. Compensation expense related to stock options was recorded net of estimated forfeitures, which for options remaining at March 31, 2017, was $nil.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2017

NOTE 11—STOCK BASED COMPENSATION (Continued)

        The table below summarizes assumptions utilized in the Black-Scholes pricing model for the three months ended March 31, 2017 and the year ended 2016:

	March 31, 2017	December 31, 2016
Expected option term—years	1.0 - 1.5	1.5 - 2.5
Weighted-average risk-free interest rate	1.48 - 2.0%	0.94 - 1.31%
Expected dividend yield	0	0
Weighted-average volatility	160 - 175%	142 - 214%
Forfeiture rate	0	0

        During the three months ended March 31, 2017, the Company recorded share-based compensation of $67,347. During the three months ended March 31, 2016, the Company recorded share-based compensation of $344,465. Unvested share-based compensation at March 31, 2017 and December 31, 2016 amounted to $958,044 and $1,025,391 respectively.

NOTE 12—RELATED PARTY TRANSACTIONS

        In May 2015, the Company entered into a participation agreement with Providence (the "Participation Agreement"). As discussed elsewhere in this report, Providence is also the Company's primary lender through which the Company currently maintains the $5,000,000 initial line of credit (Note 7). The Participation Agreement grants Providence the option to acquire up to a 50% interest and participate in any oil and gas development on acreage the Company obtains through its Kingdom services agreement and any other leases acquired by the Company within an area of mutual interest ("AMI"). The AMI covers an area in Adams County, Colorado containing all of Township 1 South, Range 67 West, consisting of approximately 23,100 gross acres, with an additional one-mile border around the township, plus any other mutually agreeable areas. Providence currently holds 13.3% of the Company's outstanding common stock.

        At March 31, 2017, the Company had drawn $5,000,000 on the initial line of credit and recorded related accrued interest of $401,107. Interest expense related to the line of credit for the three months ended March 31, 2017 and 2016 amounted to $98,630 and $21,185, respectively.

Private Placement

        During December 2016 and January 2017, the Company completed a private placement of 200 units at an offering price of $50,000 per unit (Note 7). Certain of the units were purchased by the

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2017

NOTE 12—RELATED PARTY TRANSACTIONS (Continued)

Company's directors and officers in the following amounts and on the following dates on the same terms and conditions as independent third parties:

Name of Beneficial Owner	Number of Units Purchased	Issuance Date
Bill M. Conrad	2.0	December 30, 2016
Stephen J. Foley	2.0	December 30, 2016
Frederick J. Witsell	1.7	January 20, 2017
Paul D. Maniscalco	1.0	December 30, 2016
William B. Lloyd	2.0	December 30, 2016
William R. Givan	1.0	December 30, 2016
Jon B. Kruljac	2.2	January 20, 2017
Scott C. Chandler	0.5	January 20, 2017
Douglas R. Harris	2.0	December 30, 2016
James H. Sinclair	2.0	December 30, 2016

        On April 1, 2017 the Company entered into an employment agreement with Jon B. Kruljac (Note 13). Prior to joining the Company as an employee, Mr. Kruljac served as a broker for an agent participating in the private placement of units (Note 7). Mr. Kruljac was paid a commission totaling $209,988 for his services, which was paid in accordance with a placement agent agreement and arrangements the placement agent had with certain subagents. As additional sales compensation, Mr. Kruljac was allocated a portion of the placement agent warrant to purchase up to 154,358 shares of the Company's common stock at an exercise price of $1.50 per share.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Operating leases and agreements

        The Company leases its office facilities under a four year non-cancelable operating lease expiring in March 2021. The following is a schedule by year of future minimum rental payments required under the lease agreement:

Year ending December 31,	Amount
2017	$95,076
2018	129,738
2019	133,698
2020	137,658
2021	34,662

Total	$530,832

        Lease expense totaled $22,815 and $6,411 for the three months ended March 31, 2017 and 2016, respectively.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2017

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

Employment agreements

        On April 1, 2017, the Company entered an employment agreement with its Manager of Production and Completion Operations. The agreement provides for a base salary of $130,000 per year, an initial term expiring on March 31, 2018 with an automatic renewal for successive one-year periods unless terminated in accordance with its terms, and provisions for termination and payment of severance under various circumstances. In connection with the execution of the agreement, the employee was granted 50,000 shares of restricted stock and an option to purchase up to 200,000 shares of common stock at an exercise price of $1.83 per share.

        On April 1, 2017, the Company entered into an employment agreement with its Executive Vice President for Capital Markets and Investor Relations. The agreement provides for a base salary of $156,000 per year, an initial term expiring on December 31, 2018 with an automatic renewal for successive one-year periods unless terminated in accordance with its terms, and provisions for termination and payment of severance under various circumstances. In connection with the execution of the agreement, the employee was granted 66,700 shares of restricted stock and the vesting of 200,000 previously issued stock options were accelerated.

NOTE 14—SUBSEQUENT EVENTS

        The Company has evaluated subsequent events through May 15, 2017. Except as disclosed herein, there have been no events that would require disclosure.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        In the following discussion, "PetroShare Corp.," the "Company," "we," "our," and "us" refer to PetroShare Corp.

Overview

        The following discussion summarizes our plan of operation for the next 12 months and the related anticipated capital expenditures. It also analyzes (i) our financial condition at March 31, 2017 and compares it to December 31, 2016, and (ii) our results of operations for the three months ended March 31, 2017 and 2016. The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this report and our audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2016, and with the understanding that the actual future results may be materially different from what we currently expect.

        We are an independent oil and natural gas company focused on the acquisition and development of crude oil and natural gas properties and have assembled approximately 9,850 net acres, including mineral rights only acreage, most of which is located in the Denver-Julesburg Basin, or the DJ Basin, in northeast Colorado. Our current operating focus is within the Wattenberg Field of the DJ Basin, which is located primarily in Adams and Weld Counties, Colorado. We have concentrated our efforts in areas where we believe the geo-mechanical characteristics of the underlying formations offer the potential for greater returns on capital. Our evaluation metrics include reservoir thickness and resistivity of each formation, each of which affect the number of wells we plan to drill per drilling spacing unit.

        We have placed particular emphasis on acquiring acreage in an area of the southern Wattenberg Field in Adams County and southwest Weld County, Colorado, along with an area southeast of the field, which areas we refer to collectively as the Southern Core, where we have assembled approximately 8,800 net acres. We selected our Southern Core acreage due to the quality of the hydrocarbon bearing rock, the production performance from other nearby wells, and the liquids-weighted nature of the production. We believe that all of these factors make development of much of our Southern Core acreage economic in the prevailing commodity price environment. We also have recently completed acquisitions in an area in the northern portion of the Wattenberg Field that previously has yielded hydrocarbon production from both vertical and horizontal wells.

        As an oil and natural gas exploration and production company, our revenue, results of operation, cash flow from operations, reserve values, access to capital and future rate of growth are influenced by the prevailing prices of oil and natural gas. Changes in prices can affect, both positively and negatively, our financial condition, liquidity, ability to obtain financing, operating results, and the amount of oil and natural gas that we choose to produce. Prevailing prices for such commodities fluctuate in response to changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Inherently, the price received for oil and natural gas production is unpredictable, and such volatility is expected. All of our production is sold at market prices and, therefore, the amount of revenue that we realize, as well as our estimates of future revenues, is to a large extent determined by factors beyond our control. To date we have not entered into hedging arrangements with respect to any of our future production, but we may choose to do so in the future.

        Under the terms of the participation agreements covering our prospects and operating agreements with other third-party operators, we are required to pay our proportionate share of the costs of any wells in which we participate. In exchange, we are entitled to a proportionate share of the revenue, net of related expenses.

        We cannot fully determine what impact the volatility in crude oil and natural gas prices may have on our ongoing and future operations if such volatility continues into the future. Our decision on whether to drill and complete wells is based on both the prevailing commodity prices and the cost to drill such wells. Our ability to acquire financing and/or properties, drill wells, identify working interest and/or industry partners may all be negatively impacted by downward fluctuations in the price of oil and gas.

Going Concern

        As described in the notes to our financial statements, there is substantial doubt about our ability to continue as a going concern. This qualification is based on our substantial near-term liabilities, minimal operating revenue and negative working capital, among other things. We are dependent on obtaining funding from operations and the sale of debt or equity to continue as a going concern. Our plan of operations, as set forth below, is subject to our obtaining adequate working capital, of which there can be no assurance.

        At March 31, 2017, we had a cash balance of approximately $4.9 million and other current assets of approximately $3.2 million. Subsequent to March 31, 2017, our cash balance has decreased as we have paid certain acquisition and development costs, including costs previously accrued, and general and administrative expenses. In June 2017, we are obligated to repay approximately $3.6 million in principal and approximately $250,000 in accrued interest to satisfy the terms of our supplemental line of credit, and approximately $500,000 accrued interest payment on our initial line of credit, and an approximately $500,000 accrued interest payment on our outstanding convertible promissory notes. We also will incur additional expenses related to our operated drilling program on our Shook pad during the second and third quarters of this year. We had net losses of approximately $2.1 million during the three months ended March 31, 2017 and $4.5 million during the year ended December 31, 2016.

        Our ability to continue as a going concern depends on the success of our current drilling efforts, future exploration and development efforts, and our ability to generate revenue sufficient to cover our costs and expenses. In the event we are unable to obtain adequate funding from our ongoing drilling efforts, both operated and non-operated, and through the sale of debt or equity securities, we may have to delay, reduce or eliminate certain of our planned operations, reduce overall overhead expense, or divest assets. This in turn may have an adverse effect on our ability to realize the value of our assets.

Plan of Operation and Expected Capital Expenditures

        Our plan of operation for the next 12 months includes: (i) continuing the development of our operated drilling programs, including on the Shook, Corcillius and South Brighton pads in the Southern Core, (ii) participating as a non-operator in drilling projects operated, or to be operated, by third-parties, (iii) identifying other lease and asset acquisitions in and around the Southern Core, (iv) managing the wells we purchased in 2016, and (v) monitoring activity near our Buck Peak prospect. We plan to embark on an aggressive drilling program to convert our undeveloped leasehold position to production, cash flow and reserves. Our plan of operation is contingent upon our obtaining adequate working capital from operations and proceeds from the sale of debt or equity, of which there can be no assurance. Our goal is to become a leading independent producer of crude oil and natural gas and liquids in the Wattenberg Field.

        We have subdivided our Southern Core focus area into the Todd Creek Farms, South Brighton, and Runway prospects. The Southern Core covers areas in the southern Wattenberg Field as well as outlying areas to the southeast of the field, all of which is a part of the DJ Basin. In addition to our Southern Core acreage, we have interests in the northern Wattenberg Field and in a prospect in northwest Colorado which we refer to as Buck Peak.

Todd Creek Farms

        Within the Southern Core, our primary prospect is Todd Creek Farms, which is located in northwest Adams County, Colorado. As of May 12, 2017, we have assembled a 4,512 gross (1,526 net) acre position in Todd Creek Farms. Through our geologic analysis, as well as the results from wells in which we have participated as a non-operator, we identified the Todd Creek Farms prospect as being highly prospective for multi-bench horizontal well development in the Codell and Niobrara formations.

Todd Creek Farms—Operated Activity

        We have obtained permits for 22 operated wells on our Todd Creek Farms acreage. We began drilling operations in April 2017 on our 14-well Shook pad targeting the Codell and Niobrara formations. Our working interest in the Shook pad wells averages approximately 45%. Our second operated pad is expected to be the Corcillius pad, on which we have permitted 8 wells targeting the Codell and Niobrara formations. However we do not expect to begin any drilling operations on the Corcillius pad until early 2018.

        We plan to drill and complete 14 gross (6.3 net) operated horizontal wells on our Shook pad and 7 gross (3.1 net) operated horizontal wells on our Corcillius pad. Our expected total capital expenditures for these drilling programs is $33 million, which is subject to available working capital.

Todd Creek Farms—Non-Operated Activity

        During 2016 and the first quarter of 2017, we participated in the drilling and completion of 17 gross (2.9 net) horizontal wells in Todd Creek Farms. All of these wells are operated by companies with an established track record in the Wattenberg Field, including PDC Energy, Inc. ("PDC"), Great Western Oil & Gas Co. ("Great Western"), and Ward Petroleum Co. ("Ward"). In addition to the aforementioned wells, we have been informed that Great Western and Ward plan to collectively drill up to 12 additional gross wells, on pads in Todd Creek Farms over the next 12 to 14 months. While as a non-operator we are unable to control whether and when these additional wells will be drilled and completed, we expect to participate in non-operated opportunities to the extent working capital permits.

        The PDC Jacobucci pad, where we have working interests ranging from 8% to 27%, is currently on production and flowing back into the sales pipeline. The Jacobucci pad is comprised of 14 mid-range horizontal wells targeting the Codell and Niobrara formations. In the same area, we participated in 2 extended-range horizontal wells that are operated by Great Western on its Marcus pad, one targeting the Codell and the other targeting the Niobrara, with an approximately 15% working interest in each well. We also participated in one standard-range horizontal Codell well with an approximately 11% working interest operated by Ward on its Riverdale pad.

South Brighton

        Our South Brighton prospect is east of our Todd Creek Farms prospect and sits in northern Adams County and southern Weld County, Colorado. We acquired the majority of this acreage in our transaction with Crimson Exploration Operating, Inc. during 2016. As of May 12, 2017, we have leaseholds encompassing 5,015 gross (2,060 net) acres in South Brighton. We believe South Brighton is prospective for multi-bench horizontal well development in the Codell and Niobrara formations.

South Brighton—Operated Activity

        We anticipate that our first operated drilling program at South Brighton will be the Brighton Lakes pad on which we have an application pending for 8 extended-range lateral wells. We expect the pad to consist of wells targeting both the Codell and Niobrara formations. Our working interest in the proposed South Brighton pad wells averages approximately 26%. We expect to begin drilling operations on the South Brighton pad by the first quarter of 2018. Subject to available working capital, we plan to drill and complete a minimum of 3 gross (0.8 net) operated horizontal wells on our South Brighton pad, for a total capital expenditure of $2.8 million.

South Brighton—Non-Operated Activity

        As of May 14, 2017, we had not participated in any non-operated wells in South Brighton; however, industry activity has picked up and we expect to receive notice to participate in wells from operators on our acreage over the next 12 months. Each of Great Western, Edge Petroleum Corp. ("Edge Petroleum"), Ward, and Bill Barrett Corporation has acreage offsetting our South Brighton acreage. Edge Petroleum has permitted 10 standard-range lateral wells in South Brighton in which we have a 25% working interest; however, Edge Petroleum has not submitted an authorization for expenditure on these wells and they may or may not be drilled in the next 12 months.

Runway

        Our Runway prospect is east of our Todd Creek Farms and South Brighton prospects and lies within Adams County, Colorado east of the Denver International Airport. On April 3, 2017, we completed the acquisition of oil and gas leases covering approximately 5,874 gross (1,482 net) acres located in Adams and Weld Counties, Colorado from Morning Gun Exploration LLC ("Morning Gun"). The net purchase price to our interest for the Morning Gun assets was approximately $1.3 million, which we paid using a combination of cash and common stock.

        With the closing of the Morning Gun acquisition, we now have leaseholds encompassing 16,473 gross (5,359 net) acres in the Runway prospect. Most of this acreage is held by production from vertical wells, giving us control of the pace of the development of this area. Nearby operator activity has shown this acreage to be prospective for D and J Sands and able to be developed using both vertical and horizontal wells.

        A number of public and private company operators are developing acreage near our position and we plan to monitor these operators' results. We believe this area to have extensive hydrocarbon saturation in tight sand reservoirs. At this time, we do not plan on allocating any capital to this area over the next 12 months; however, we will monitor nearby activity and may increase allocated capital to our Runway prospect if we feel the risk-adjusted returns on capital meet internal return targets.

Northern Wattenberg Field

        In addition to our Southern Core acreage, we also have assembled 1,796 gross (642 net) acres in the northern area of the Wattenberg Field. We are the operator on the majority of this acreage, giving us control of the pace of the development of this area. Morning Gun reserved to itself all rights that exist below 50 feet above the top of the uppermost J Sand formation for any lands located in Township 7 North, Range 63 West in Weld County, Colorado. At this time, we do not plan on allocating any capital to our northern Wattenberg Field prospect over the next 12 months; however, we will monitor activity and may allocate capital in the northern Wattenberg Field if we determine the risk-adjusted returns on capital meet internal return targets.

Buck Peak

        As of March 31, 2017, we had generated only nominal revenue related to the sale of oil from Buck Peak. Management has determined that further exploration at Buck Peak is currently uneconomic due to the downturn in oil prices over the past two years and the nominal production rate of the initial two wells. The majority of our interest in Buck Peak is held by production and we will maintain the rest of our interests in the prospect area through the terms of the existing leases. We intend to continue monitoring oil prices, as well as other development in the area, to determine further activities in that area.

Results of Operations for the three months ended March 31, 2017 compared to March 31, 2016

        The following provides selected operating results and averages for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
Revenue
Crude Oil	$1,219,391	—
Natural Gas	202,427	—
NGLs	39,567	—

Total revenue	$1,461,385	—
Total operating expense(1)	$421,653	$180
Gross profit (loss)	$1,039,732	$(180)
Net (loss)	$(2,139,139)	$(722,806)
Depletion expense	$446,166	$1,205
Sales volume(2)
Crude Oil (Bbls)	29,206.0	—
Natural Gas (Mcfs)	53,425.0	—
NGLs (Bbls)	1,818.3	—
BOE	39,928.4	—
Average sales price(3)
Crude Oil (per Bbl)	$41.75	—
Natural Gas (per Mcf)	$3.79	—
NGLs (per Bbl)	$21.76	—
BOE	$36.60	—
Average per BOE
Operating expense	$10.56	—
Gross profit (loss)	$26.04	—
Depletion expense	$11.17	—

(1)
Overall lifting cost (oil and gas production costs, including production taxes).

(2)
Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reported by third-party operators.

(3)
Averages calculated based upon non-rounded figures.

        Overview:    For the three months ended March 31, 2017, we realized a net loss of $2,139,139, or $0.10 per share, compared to a net loss of $722,806, or $0.03 per share, for the three months ended March 31, 2016. We realized our first significant revenue in the first quarter of 2017. Despite this, our loss for the first quarter of 2017 increased $1,416,333 primarily from an increase in our general and administrative expenses, including a substantial increase in share-based compensation, an increase in lease operating expenses, and an increase in depreciation, depletion, amortization and accretion expenses due to our participation in a drilling program that commenced in mid-2016. We expect to continue operating at a loss until such time as the anticipated cash flow from the wells in which we have an interest is sufficient to cover operating, general and administrative and other expenses; however, we believe that our cash flow from our operated properties is currently sufficient to cover all of our recurring general and administrative expenses.

        Revenues:    Crude oil, natural gas and NGL sales revenue increased $1,461,385, for the three months ended March 31, 2017 to $1,461,385 from $nil for the three months ended March 31, 2016, as described in "Volumes and Prices" below. All of the revenue that we reported in 2017 came from the sale of oil, natural gas and NGLs produced from the vertical wells that we acquired during the prior year, as well as horizontal wells placed in service during the first quarter 2017 in which we participated as a non-operator.

        Volumes and Prices:    Crude oil, natural gas and NGL sales volumes increased 39,928.4 BOE for the three months ended March 31, 2017. We did not sell any crude oil, natural gas or NGLs during the same period in 2016. The oil, natural gas and NGL sales volumes for the three months ended March 31, 2017 were the result of production from wells acquired during the prior year, three non-operated wells completed in the fourth quarter of 2016, and 14 non-operated wells that were put on production in the first quarter of 2017. For the three months ended March 31, 2017, our average oil sales price was $41.75 per Bbl; our average natural gas sales price was $3.79 per Mcf; and our average NGLs sales price was $21.76 per Bbl. Our overall average price for the three months ended March 31, 2017 was $36.60 per BOE.

        Operating Expense:    Operating expense is comprised of the following items:

	Three months ended March 31,
	2017	2016
Lease operating costs	$227,667	$(1,262)
Production taxes	189,962	1,442
Transportation and other costs	4,024	—

Total	$421,653	$180

        Total operating expense increased $421,473, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a relative lack of production in the first quarter of 2016 and wells completed during the three months ended March 31, 2017.

        Lease operating costs per BOE were $5.70 and $nil for the three months ended March 31, 2017 and 2016, respectively. As a percent of crude oil, natural gas and NGL sales revenue, routine LOE was 16% and nil% for the three months ended March 31, 2017 and 2016, respectively.

        Production taxes for the three months ended March 31, 2017 amounted to $189,962 as compared to $1,442 for the three months ended March 31, 2016, primarily due to production from the wells acquired during the second half of the year ended December 31, 2016 and wells placed on-line in the first quarter of 2017.

        Overall operating costs (crude oil and natural gas operating costs, including production taxes) per BOE was $10.56 for the three months ended March 31, 2017, compared to $nil for the three months ended March 31, 2016, primarily due to the increased volume from wells acquired during the second half of the year ended December 31, 2016, and wells placed on-line in the first quarter of 2017.

        Depreciation, depletion, amortization, and accretion expense:    Depletion, depreciation, amortization and accretion increased $471,289, to $473,336 for the three months ended March 31, 2017, from $2,047 for the three months ended March 31, 2016. The increase in expense was the result of increased production volumes related to wells acquired and non-operated wells coming on-line during the 2017 period, partially offset by an increase in our reserves.

        Interest income (expense):    During the three months ended March 31, 2017, we recognized interest income of $102 compared to $363 in the three months ended March 31, 2016. During the three months ended March 31, 2017, we recognized interest expense of $1,429,800 compared to $21,946 in the three months ended March 31, 2016. The interest expense recognized in the current period primarily relates to advances on our two lines of credit and amortization of debt discounts.

        General and administrative expenses:    We incurred general and administrative expenses of $1,190,084 during the three months ended March 31, 2017 compared to $679,575 in the three months ended March 31, 2016, representing an increase of $510,509, or 75.1%. This increase is attributable to an increase in salary and wage expenses to $548,750 from $134,250 related to the payment of bonuses and the addition of new employees, as well as increased legal and accounting fees, board of director fees, filing fees and investor relations expense associated with being a public company required to file reports with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        To date, we have generated essentially all of our capital resources through the sale of debt and equity, prospect fees received from working interest partners, drilling advances from working interest partners, and advances under our lines of credit. During the three months ended March 31, 2017, we received $8,057,400 in proceeds from the sale units consisting of convertible promissory notes and common stock purchase warrants in a private placement. To date, we have generated nominal cash from operations and negative cash flows from operating activities.

        During the quarter and prior to filing this report, we have spent substantially all of the proceeds from the private placement. Those proceeds were used for the acquisition of oil and gas properties, our participation in non-operated drilling programs, and commencement of our first drilling program in the DJ Basin on our Shook pad. As discussed above, management has expressed doubt regarding our ability to continue as a going concern.

        We have fully drawn our initial line of credit with Providence, and as of March 31, 2017, we have $5.0 million of principal plus accrued interest of approximately $401,000 outstanding. On October 13, 2016, we entered into the supplemental line of credit with PEP III, which permitted us to borrow up to $10.0 million to pay costs associated with our acquisition and development of oil and gas properties in the Wattenberg Field. Interest on the supplemental line accrues at the rate of 8% per year and monthly interest-only payments are due beginning upon the advancement of funds. As required by an amendment to the supplemental line of credit on March 30, 2017, we repaid approximately $3.5 million in outstanding principal on April 12, 2017 and agreed not to borrow additional funds in exchange for PEP III extending the maturity date of the supplemental line of credit. As of May 15, 2017, we had approximately $3.6 million plus accrued interest of approximately $235,000 outstanding against our supplemental line of credit, all of which is due on June 13, 2017.

        On June 30, 2016, we began generating revenue and cash flow from the wells which we acquired as part of the PDC assets. On December 1, 2016, we began generating revenue and cash flow from the wells we acquired as part of the Crimson assets. We began recognizing revenue from our non-operated Jacobucci pad properties in the first quarter of 2017. The oil produced from our Southern Core properties is sold at spot prices to third-parties, minus a discount from the current WTI price. We expect additional wells to come on-line in the second quarter of 2017.

        The amount we invest in development, drilling, and leasing activities depends on, among other factors, opportunities presented to us, the results of drilling to date and the success of any fundraising efforts. The most significant of our future capital requirements, in addition to repayment of debt and payment of accounts payable and accrued liabilities, include (i) costs to drill or participate in additional wells; (ii) costs to acquire additional acreage that we may identify in the Southern Core area or other areas; (iii) approximately $313,000 per month for salaries and other corporate overhead; and (iv) legal and accounting fees associated with our status as a public company required to file reports with the

SEC. We anticipate funding these projected capital requirements with cash on hand, revenue from operations, and proceeds from the sale of debt or equity, the success of which cannot be assured.

Private Placement

        During December 2016 and January 2017, we completed a private placement of units consisting of convertible promissory notes and warrants to purchase our common stock for net proceeds of approximately $9.0 million after placement agent fees and other associated expenses. See Note 7 to our financial statements for the three months ended March 31, 2017 for additional discussion of the private placement.

Working Capital

        As of March 31, 2017, we had negative working capital of $6,891,737, comprised of current assets of $8,115,500 and current liabilities of $15,007,237. Working capital decreased by $776,236 from December 31, 2016, primarily due to increases in accounts payable and accrued liabilities related to accrued capital costs for the development of our oil and gas properties. Our continued decline in short-term liquidity compels us to seek additional outside financing on an expedited basis.

        During the three months ended March 31, 2017, we received gross proceeds of $8,057,400, less offering costs of $805,739, from the sale of units consisting of convertible promissory notes and common stock purchase warrants in a private placement. This compares to gross proceeds of $95,000 from the sale of common stock during the three months ended March 31, 2016.

Cash Flows

Operating Activities

        Net cash used in operating activities during the three months ended March 31, 2017 was $1,311,640 compared to net cash provided by operating activities of $305,799 during the three months ended March 31, 2016, representing a decline of $1,617,439. The decline is attributable to an increase in net loss as discussed in Results of Operations above, and increases in accounts receivable and accounts receivable due from our working interest partners, partially offset by increased accretion of convertible notes, accounts payable and accrued liabilities.

Investing Activities

        Net cash used in investing activities during the three months ended March 31, 2017 was $3,464,803 compared to $818,868 during the three months ended March 31, 2016, representing an increase of $2,645,935 and reflecting a significant increase in our acquisition and development activities. During the 2017 period, we paid $666,000 for the acquisition of acreage in our Southern Core prospects. During the 2017 period, we also paid $2,735,765 for our share of the development of our properties. During the 2016 period, we recorded net acquisitions of $790,253 related to the acquisition of crude oil and natural gas properties in our Todd Creek Farms prospect, additions of $11,574 in furniture, fixtures and equipment and development of crude oil and natural gas properties of $17,041.

Financing Activities

        During the three months ended March 31, 2017, we received net proceeds of $7,251,661 in a private placement of units consisting of convertible promissory notes and common stock purchase warrants in January 2017. This compares to net proceeds of $95,000 from the sale of common stock during the three months ended March 31, 2016.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the phrase "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

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

\ Table of Contents

PART II. OTHER INFORMATION

Item 1.    Risk Factors.

        Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K.

As described in the notes to our unaudited interim financial statements, there is substantial doubt about our ability to continue as a going concern.

        As described in the notes to our unaudited interim financial statements, there is substantial doubt about our ability to continue as a going concern. This qualification is based on our substantial near-term liabilities, minimal operating revenue and negative working capital, among other things. We are dependent on obtaining funding from operations and the sale of debt or equity to continue as a going concern. Our plan of operations, as set forth below, is subject to our obtaining adequate working capital, of which there can be no assurance.

        At March 31, 2017, we had a cash balance of approximately $4.9 million and other current assets of approximately $3.2 million. Subsequent to March 31, 2017, our cash balance has decreased as we have paid certain acquisition and development costs, including costs previously accrued, and general and administrative expenses. In June 2017, we are obligated to repay approximately $3.6 million in principal and approximately $250,000 in accrued interest to satisfy the terms of our supplemental line of credit, an approximately $500,000 accrued interest payment on our initial line of credit, and an approximately $500,000 accrued interest payment on our outstanding convertible promissory notes. We also will incur additional expenses related to our operated drilling program on our Shook pad during the second and third quarters of this year. We had net losses of approximately $2.1 million during the three months ended March 31, 2017 and $4.5 million during the year ended December 31, 2016.

        Our ability to continue as a going concern depends on the success of our current drilling efforts, future exploration and development efforts, and our ability to generate revenue sufficient to cover our costs and expenses. In the event we are unable to obtain adequate funding from our ongoing drilling efforts, both operated and non-operated, and through the sale of debt or equity securities, we may have to delay, reduce or eliminate certain of our planned operations, reduce overall overhead expense, or divest assets. This in turn may have an adverse effect on our ability to realize the value of our assets. If we are unable to continue as a going concern, you may lose all or part of your investment.

We may incur significant expenses relating to the inspection and possible abandonment of certain conduits for natural gas, oil, condensate, or other liquid or gaseous hydrocarbons.

        On April 17, 2017, a house in Weld County, Colorado experienced an explosion and fire, the cause of which was determined to be natural gas that seeped into the house from a severed flowline from a nearby vertical wellbore owned and operated by an unrelated third party. In response, on May 2, 2017, the Colorado Oil and Gas Conservation Commission ("COGCC") issued a Notice to Operators (NTO) requiring all oil and gas operators in Colorado to systematically inspect their inventory of pipelines and conduits for natural gas, oil, condensate, or other liquid or gaseous hydrocarbons (flowlines), to verify that any pipeline or flowline not in active use is properly abandoned pursuant to COGCC rules. By May 30, 2017, we are required to inspect all pipelines and flowlines that are located within 1,000 feet of certain buildings, and provide to the COGCC certain information relating to the well, tank batteries, and flowlines. In addition, we are required to inspect all abandoned pipelines and flowlines, without regard to their distance from any building, to verify such pipelines and flowlines were properly abandoned in accordance with COGCC rules. By June 30, 2017, we are required to pressure test all flowlines within 1,000 feet of certain building units and ensure and document that these lines have integrity. We also are required to abandon all pipelines and flowlines, regardless of distance from buildings, not in active use not later than June 30, 2017. We may incur significant expenses in complying with the NTO, including expenses to hire independent contractors to inspect and test our pipelines and flowlines and, if required, to abandon any pipeline or flowline in accordance with COGCC rules.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None other than previously reported.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Mine Safety Disclosures.

        Not applicable.

Item 5.    Other Information.

        None.

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

PetroShare Corp.
Date: May 15, 2017	By:	/s/ STEPHEN J. FOLEY Stephen J. Foley, Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2017	By:	/s/ PAUL D. MANISCALCO Paul D. Maniscalco, Chief Financial Officer (Principal Financial and Accounting Officer)