Form 10-Q
period 2017-06-30
PetroShare Corp.
filed 2017-08-14
CIK 1568079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37943

PETROSHARE CORP.

(Exact name of registrant as specified in its charter)

Colorado	46-1454523
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9635 Maroon Circle, Suite 400

Englewood, Colorado 80112

(Address of principal executive offices)(Zip Code)

(303) 500-1160

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§203.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ◻	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a	Emerging Growth Company ☒
smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,654,537 shares outstanding as of August 14, 2017.

PETROSHARE CORP.

FORM 10‑Q

FOR THE QUARTER ENDED

JUNE 30, 2017

References in this report to agreements to which PetroShare Corp. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2016, and other reports filed with the SEC, and the exhibits filed with or incorporated therein by reference.

Please see Cautionary Language Regarding Forward‑Looking Statements on page 24 of this report for important information contained herein.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PetroShare Corp.

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)	(see Note 3)
ASSETS
Current assets:
Cash	$4,659,276	$2,449,412
Accounts receivable-joint interest billing	819,208	240,450
Accounts receivable-joint interest billing-related party	447,237	286,226
Accounts receivable-crude oil, natural gas and NGL sales	4,231,817	179,236
Accounts receivable-other	—	27,876
Deferred equity issuance costs	186,312	—
Prepaid expenses and other assets	143,824	1,178,081
Total current assets	10,487,674	4,361,281
Crude oil and natural gas properties-using successful efforts method:
Proved crude oil and natural gas properties	15,236,792	8,132,881
Unproved crude oil and natural gas properties	7,634,777	4,092,550
Wells in progress	4,852,118	2,168,092
Less: accumulated depletion and depreciation	(2,765,660)	(783,320)
Crude oil and natural gas properties, net	24,958,027	13,610,203
Property, plant and equipment, net	183,460	39,542
Other assets	53,707	15,758
TOTAL ASSETS	$35,682,868	$18,026,784
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,688,342	$3,009,106
Working interest and royalty owners distributions payable	278,889	144,526
Drilling advances - related party	5,236,212	234,452
Line of credit	5,000,000	—
Supplemental line of credit, net	3,552,500	7,088,698
Total current liabilities	24,755,943	10,476,782
Long term liabilities
Line of credit	—	5,000,000
Convertible notes payable, net	2,257,060	5,308
Other long term liabilities	111,903	23,128
Asset retirement obligation	1,025,015	945,419
Total liabilities	28,149,921	16,450,637
Shareholders’ equity:
Preferred stock - $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,654,537 and 21,964,282 shares issued and outstanding, respectively	22,655	21,964
Additional paid in capital	20,233,942	11,405,225
Accumulated deficit	(12,723,650)	(9,851,042)
Total Shareholders’ Equity	7,532,947	1,576,147
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$35,682,868	$18,026,784
Commitments and Contingencies—Note 13
Subsequent Events—Note 14

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Crude oil sales	$3,811,009	$—	$5,030,400	$—
Natural gas sales	373,225	—	575,652	—
NGL sales	273,268	—	312,835	—
Total revenue	4,457,502	—	5,918,887	—
COSTS AND EXPENSES:
Lease operating expense	196,474	1,382	428,680	120
Production taxes, gathering and marketing	294,678	4,031	484,640	5,473
Exploration costs	2,483	—	66,673	2,700
Depreciation, depletion and amortization	1,553,676	2,314	2,002,769	4,360
Accretion expense	22,667	—	46,912	—
Plugging expense	2,075	—	23,123	—
Loss on impairment of crude oil and natural gas properties	—	318	—	17,039
General and administrative expense	1,676,587	875,344	2,866,669	1,554,920
Total costs and expenses	3,748,640	883,389	5,919,466	1,584,612
Operating income (loss)	708,862	(883,389)	(579)	(1,584,612)
OTHER INCOME (EXPENSE):
Interest income	144	138	246	501
Interest expense	(1,442,475)	(34,950)	(2,872,275)	(56,896)
Total other income (expense)	(1,442,331)	(34,812)	(2,872,029)	(56,395)
Net (loss)	$(733,469)	$(918,201)	$(2,872,608)	$(1,641,007)
Net (loss) per share:
Basic and diluted	$(0.03)	$(0.04)	$(0.13)	$(0.08)
Weighted average number of shares outstanding:
Basic and diluted	22,563,830	21,805,114	22,265,712	21,718,661

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.

Condensed Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net (loss)	$(2,872,608)	$(1,641,007)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	2,002,769	2,554
Accretion of asset retirement obligation	46,912	1,807
Accretion of debt discounts	2,251,752	—
Share-based compensation	730,745	714,984
Plugging and abandonment	23,123	—
Impairment of crude oil and natural gas properties	—	17,039
Changes in operating assets and liabilities:
Accounts receivable - joint interest billing	(578,758)	298,134
Accounts receivable - joint interest billing - related party	(161,011)	(276,094)
Accounts receivable - crude oil, natural gas and NGL sales	(4,052,581)	—
Deferred equity issuance costs	(186,312)	(99,829)
Prepaid expenses and other assets	1,024,184	(88,675)
Accounts payable and accrued liabilities	1,300,359	275,156
Accounts payable - working interest partners and royalty owners	134,364	143,232
Drilling advances, net - related party	5,001,760	—
Net cash provided by (used in) operating activities	4,664,698	(652,699)
Cash flows from investing activities:
Additions of furniture, fixtures and equipment	(164,346)	(14,158)
Development of crude oil and natural gas properties	(3,294,424)	(585,184)
Acquisitions of crude oil and natural gas properties - business combinations	—	(2,305,917)
Acquisitions of crude oil and natural gas properties	(2,695,226)	(1,173,906)
Net cash (used in) investing activities	(6,153,996)	(4,079,165)
Cash flows from financing activities:
Repayment under supplemental line of credit	(3,552,500)	—
Borrowings under supplemental line of credit	—	3,600,000
Convertible notes issued for cash	7,251,662	—
Common stock issued for cash (net of offering costs)	—	95,000
Net cash provided by financing activities	3,699,162	3,695,000
Cash:
Net increase (decrease) in cash	2,209,864	(1,036,864)
Cash, beginning of period	2,449,412	3,011,291
Cash, end of period	$4,659,276	$1,974,427
Supplemental cash flow disclosure:
Cash paid for interest	$432,047	$—
Cash paid for income tax	$—	$—
Non-cash investing and financing activities:
Acquisition of crude oil and natural gas properties - business combinations	$—	$635,837
Accrued development costs of crude oil and natural gas properties	$6,493,513	$—
Issuance of common stock warrants in connection with private placement	$809,779	$—
Issuance of common stock in connection with lease acquisitions	$847,001	$—

The accompanying notes are an integral part of these financial statements.

PetroShare Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

PetroShare Corp. (“PetroShare” or the “Company”) is a corporation organized under the laws of the State of Colorado on September 4, 2012 to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain or mid-continent portion of the United States. Since inception, the Company has focused on financing activities and the acquisition, exploration and development of crude oil and natural gas prospects in the Denver-Julesburg Basin, or DJ Basin, in northeast Colorado and other parts of the State. The Company’s current operating focus is within the Wattenberg Field of the DJ Basin, which is located primarily in Adams and Weld Counties, Colorado.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016 (see Note 3), the unaudited Statements of Operations for the three and six months ended June 30, 2017 and 2016, and the unaudited Statements of Cash Flows for the six months ended June 30, 2017 and 2016, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Except as noted below, there have been no changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10‑K for the year ended December 31, 2016.

Loss Per Share

Basic and diluted loss per share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the period. The Company excluded potentially dilutive securities, as shown below, as the effect of their inclusion would be anti-dilutive.

Potentially dilutive securities at June 30, 2017 are as follows:

June 30,
2017
Exercisable stock options	3,840,000
Warrants issued to underwriter	255,600
Warrants issued to convertible note holders	3,333,333
Warrants issued to placement agent - convertible note offering	666,600
Shares underlying convertible notes	6,666,666
Total	14,762,199

Capitalized Interest Costs

The Company has capitalized certain interest costs related to unproved properties that are currently undergoing activities necessary to prepare them for their intended use. These costs have been capitalized to oil and gas properties.

Deferred Equity Issuance Costs

The Company defers as other current assets the direct incremental costs of raising capital through equity offerings until such time as the offering is completed. At the time of the completion of an offering, the costs are offset against the proceeds received. Should an offering be terminated, deferred equity issuance costs are charged to operations during the period in which an offering is terminated. As of June 30, 2017, the Company’s deferred equity issuance costs totaled $186,312  (Note 10).

Debt Discount Costs

On January 30, 2017, the Company completed the third and final closing of a private placement of units consisting of common stock purchase warrants and convertible promissory notes with a total aggregate face value of $10,000,000 (Note 7). The convertible promissory notes contain an embedded beneficial conversion feature. The proceeds from the sale of the securities were allocated between the convertible notes and the warrants based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The fair value of the beneficial conversion feature, limited to the gross proceeds, has been recorded as a reduction of the carrying value of the convertible promissory notes and is being amortized to interest expense using the effective interest method over the term of the notes. The fair value of warrants issued has been recorded as a reduction to the carrying value of the convertible promissory notes, limited to the gross proceeds, and is being amortized over the term of the notes using the effective interest method.  Origination fees paid in cash have been recorded as a reduction in the carrying value of the convertible notes and are being amortized over the term of the notes using the effective interest method. The fair value of warrants issued to the placement agent in connection with the offering have been recorded as a charge to additional paid-in capital.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which establishes a comprehensive new lease standard designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous U.S. GAAP. ASU 2016-02 is effective for public businesses for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which intends to improve the accounting for share-based payment transactions. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. ASU 2016-09 is effective for public businesses for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We adopted this pronouncement effective January 1, 2017. Upon adoption of this standard, we no longer estimate the total number of awards for which the requisite service period will not be rendered, and effective January 1, 2017, we will began accounting for forfeitures when they occur.  The adoption of these provisions did not materially impact the condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current revenue recognition guidance. In March 2016, the FASB released certain implementation guidance through ASU 2016‑08 (collectively with ASU 2014-09, the "Revenue ASUs") to clarify principal versus agent considerations. The Revenue ASUs allow for the use of either the full or modified retrospective transition method, and the standard will be effective for annual reporting periods beginning after December 15, 2017 including interim periods within that period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. Currently, the Company has not identified any contracts that would require a change from the entitlements method, historically used for certain domestic crude oil and natural gas sales, to the sales method of accounting. The Company is continuing to evaluate the provisions of these ASUs as pertinent to certain sales contracts and in particular as they relates to disclosure requirements.

There were various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s reported financial position, results of operations, or cash flows.

NOTE 3—REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of its condensed financial statements for the quarter ended March 31, 2017, the Company identified an error related to the manner in which it accounted for the fair value of convertible promissory notes and warrants issued in the Company’s private placement during December 2016 (Note 7). Specifically, the Company was required to apply the guidance of FASB ASC 470, and more specifically, ASC 470-20-25-2 and ASC 470-20-25-3. On the balance sheet at December 31, 2016, the Company recorded the face value of convertible notes payable issued in connection with the private placement under liabilities, discounted by (i) the value of the original issue discount and (ii) the value of the warrants issued to the placement agent. The Company did not, however, discount the value of the convertible notes payable by the fair value of the warrants issued to individual investors.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the related impact was not material to the Company’s results of operations or financial position for any prior annual or interim period. Accordingly, the Company has corrected these errors as of and for the year ended December 31, 2016 by revising the condensed financial statements. Periods not presented herein will be revised, as applicable, in future filings.

The following tables present the revisions to the balance sheet as of, and the statement of operations for the year ended, December 31, 2016:

Balance Sheet

	As of December 31, 2016
	As Reported	Adjustments	As Revised
Convertible notes payable, net	$814,989	$(809,681)	$5,308
Total Liabilities	$17,260,318	$(809,681)	$16,450,637
Shareholders’ Equity
Additional paid in capital	$10,593,324	$811,901	$11,405,225
Accumulated deficit	(9,848,822)	(2,220)	(9,851,042)
Total Shareholders’ Equity	$766,466	$809,681	$1,576,147
Total Liabilities and Shareholders’ Equity	$18,026,784	$—	$18,026,784

Statement of Operations

Year Ended
December 31, 2016
Net (loss), as reported	$(4,479,052)
Adjustments:
Previously reported accretion of debt discount (conversion feature and warrants) (interest expense)	2,529
Corrected accretion of debt discount (interest expense)	4,749
Total adjustment	(2,220)
Net (loss), as revised	$(4,481,272)
Net (loss) per share, as reported	$(0.21)
Net (loss) per share, as revised	$(0.21)

NOTE 4—GOING CONCERN

Pursuant to the FASB ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. As shown in the accompanying financial statements, the Company incurred a net loss of $2.9 million during the six months ended June 30, 2017, and as of that date, the Company’s current liabilities exceeded its current assets by $14.3 million.

At June 30, 2017, the Company had a cash balance of approximately $4.7 million and other current assets of approximately $5.8 million. Subsequent to June 30, 2017, the Company’s cash balance has decreased as it has paid  development costs, including costs previously accrued, and general and administrative expenses.

As of June 30, 2017, the Company has insufficient working capital and revenues from operations to meet its debt obligations and other liabilities incurred in connection with the Company’s development activities. The Company will need to generate sufficient cash flow from operations and sell equity or debt to fund further drilling activities and acquisition activity. If sufficient cash flow and additional financing is not available, the Company may be compelled to reduce the scope of its business activities and/or sell a portion of the Company’s interests in its oil and gas properties. This, in turn, may have an adverse effect on the Company’s ability to realize the value of its assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management believes that it can be successful in obtaining equity and/or debt financing which will enable the Company to continue as a going concern.

NOTE 5—ACQUISITIONS

On April 3, 2017, the Company completed the acquisition of oil and gas leases covering approximately 5,874 gross (1,462 net) acres in Adams and Weld Counties, Colorado. The seller reserved to itself all rights in the leases that exist below 50 feet above the top of the uppermost J Sand formation for those lands located in Township 7 North, Range 63 West in Weld County, Colorado. The acquisition was effective January 1, 2017. The net purchase price to the Company’s retained interest in the assets following the Company’s working interest partner’s 50% participation in the transaction and a reduction in purchase price due to title defects was $1,284,589. The Company paid a deposit of $258,250 at the time it entered into the purchase agreement, which was credited against the net purchase price at closing. The Company paid the remainder of the net purchase price using cash in the amount of $216,339 and the issuance to the seller of 450,000 shares of the Company’s common stock, valued at $1.80 per share.

On April 21, 2017, the Company acquired a 9.37% royalty interest covering approximately 145 net acres located in Adams County, Colorado for a net purchase price of $569,400 following the Company’s working interest partner’s 50% participation in the transaction. The acquisition was effective April 1, 2017. In connection with the acquisition, the Company paid a finders’ fee of 20,555 shares of common stock valued at $1.80 per share to a lease broker.

On May 9, 2017, the Company acquired 200 gross (70 net) acres in Adams County, Colorado for a net purchase price of $350,000 following the Company’s working interest partner’s 50% participation in the transaction. The transaction was effective April 1, 2017.

NOTE 6—CRUDE OIL AND NATURAL GAS PROPERTIES

The Company’s oil and gas properties are located entirely within the United States. The net capitalized costs related to the Company’s oil and gas producing activities were as follows:

	June 30,	December 31,
	2017	2016
Proved oil and gas properties	$15,236,792	$8,132,881
Unproved oil and gas properties (1)	7,634,777	4,092,550
Wells in progress (2)	4,852,118	2,168,092
Total capitalized costs	27,723,687	14,393,523
Accumulated depletion, depreciation and amortization	(2,765,660)	(783,320)
Net capitalized costs	$24,958,027	$13,610,203

(1)	Unproved oil and gas properties represent unevaluated costs the Company excludes from the amortization base until proved reserves are established or impairment is determined.

(2)

Costs from wells in progress are excluded from the amortization base until production commences.  Furthermore, wells in progress include approximately $260,000 of capitalized interest costs associated with the drilling and completion activities during the second quarter of 2017.

Costs Incurred in Crude Oil and Natural Gas Activities.  Costs incurred in connection with the Company's crude oil and natural gas acquisition, exploration and development activities for each of the periods are shown below:

	June 30,
	2017	2016
Exploration costs	$66,673	$2,700
Development costs	9,787,937	585,184
Acquisition of properties
Proved	—	3,137,510
Unproved	3,542,227	342,313
Total	$13,396,837	$4,067,707

During the three months ended June 30, 2017 and 2016, depletion expense was $1,536,174 and $nil, respectively, and $1,982,341 and $nil for the six months ended June 30, 2017 and 2016, respectively.

NOTE 7—DEBT

Line of credit

On May 13, 2015, the Company entered into a Revolving Line of Credit Facility Agreement (“initial line of credit”) with Providence Energy Operators, LLC (“PEO”), which provides to the Company a revolving line of credit of up to $5,000,000 at 8% per annum, maturing June 30, 2018. As of June 30, 2017 and December 31, 2016, the outstanding balance on the initial line of credit was $5,000,000 plus accrued interest of $500,833 and $302,477, respectively. During the three and six months ended June 30, 2017, the Company recorded interest expense of $89,285 and $187,915, respectively, which excluded $10,441 of interest that was capitalized to wells in progress during the quarter.  During the three and six months ended June 30, 2016, the Company recorded interest expense of $34,950 and $56,896, respectively, related to the initial line of credit.

Supplemental line of credit

On October 13, 2016, the Company entered into a revolving line of credit facility agreement (the “supplemental line of credit”) with Providence Energy Partners III, LP (“PEP III”). PEP III is an affiliate of PEO by virtue of having some common management personnel. The supplemental line of credit permitted the Company to borrow up to $10.0 million to pay costs associated with its acquisition and development of oil and gas properties in the Wattenberg Field. Interest on the supplemental line initially accrued at the rate of 8% per year.

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

On June 8, 2017, the Company entered into a letter agreement (“PEP III Agreement”) with PEP III and PEO, pursuant to which PEP III agreed to modify the Company’s supplemental line of credit. The PEP III Agreement extended the maturity date of the supplemental line of credit, including approximately $3.8 million in outstanding principal and accrued interest, from June 13, 2017 until December 27, 2017, and increased the interest rate on the supplemental line from 8% to 10%, effective June 8, 2017.The Company and PEO also agreed to amend the participation agreement between the Company and PEO, dated May 13, 2015 (“Participation Agreement”), in order to expand the area of mutual interest (“AMI”) established and to grant PEP III an option to participate under the Participation Agreement.  As amended, the Participation Agreement grants PEO the option to acquire up to a 45%, and, so long as the supplemental line of credit remains outstanding, PEP III the option to acquire up to a 10% interest in and participate in any oil and gas development on acreage acquired by the Company within the expanded AMI. The expanded AMI covers a total of four and one-half townships in Adams and Weld Counties, Colorado.

As of June 30, 2017 and December 31, 2016, the outstanding balance on the supplemental line of credit was $3,552,500 and $7,088,698, plus accrued interest of $275,057 and $50,422, respectively. During the three and six months ended June 30, 2017, the Company recorded interest expense of $84,481 and $224,635, respectively, related to the supplemental line of credit. No interest expense was recorded in the corresponding prior year periods.

Convertible notes

On December 30, 2016, January 20, 2017 and January 30, 2017, the Company completed the private placement of units consisting of convertible promissory notes with an aggregate face value of $10.0 million and common stock purchase warrants. The Company received net proceeds of approximately $9.0 million from the private placement, after placement agent fees and other associated expenses.

Debt issuance costs related to origination fees paid in cash have been recorded as a discount to the convertible notes and are being amortized to interest expense utilizing the effective interest method over the term of the notes. As of June 30, 2017 and December 31, 2016, the unamortized portion of debt issuance costs amounted to $793,644 and $204,703, respectively. The Company recorded interest expense of $116,822 and $233,101 related to the accretion of the discount for the three and six months ended June 30, 2017, respectively.

In accordance with ASC 470, the proceeds from the sale of the convertible notes was allocated between the conversion feature and the warrants based on the fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The fair value of the beneficial conversion feature of $5,306,456, has been recorded as a reduction of the carrying value of the convertible promissory notes and is being amortized to interest expense using the effective interest method over the term of the notes. The fair value of the warrants of $3,682,544, has been recorded as a reduction to the carrying value of the convertible promissory notes and is being amortized to interest expense using the effective interest method over the term of the notes. The fair value of the warrants issued to the placement agent in connection with the offering of $1,001,471 has been recorded as a charge to additional paid-in capital.

As of June 30, 2017, the Company recorded accrued interest of $nil and recognized interest expense of $nil and $191,669 for the three and six months ended June 30, 2017, respectively, related to the convertible notes. Interest on the convertible notes during the second quarter 2017 of $249,315 was capitalized to oil and gas properties.

The following table reflects the net amounts recorded as debt at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
		(see Note 3)
Current portion:
Line of credit	$5,000,000	$—
Supplemental line of credit	3,552,500	7,105,000
Unamortized original issue discount	—	(16,302)
Total current portion	$8,552,500	$7,088,698
Long term portion:
Line of credit	$—	$5,000,000
Face amount of convertible notes	10,000,000	1,942,600
Unamortized original issuance costs	(793,644)	(204,703)
Unamortized discount related to beneficial conversion feature	(4,102,120)	(1,030,755)
Unamortized discount related to warrants issued	(2,847,176)	(701,834)
Net convertible notes payable	$2,257,060	$5,308
Total long term portion	$2,257,060	$5,005,308
Total debt, net	$10,809,560	$12,094,006

NOTE 8—ASSET RETIREMENT OBLIGATION

For the purpose of determining the fair value of the asset retirement obligation incurred during the six months ended June 30, 2017, the Company assumed an inflation rate of 2.0%, an estimated average asset life of between 30.0 and 33.0 years, and a credit-adjusted risk free interest rate between 11.26% and 11.84%.

The following reconciles the activity of the asset retirement obligation for the periods presented:

	Six months ended June 30,	For the year ended December 31,
	2017	2016
Asset retirement obligation, beginning of period	$945,419	$34,776
Liabilities settled	(9,475)	1,990
Liabilities incurred	42,159	878,170
Revisions in estimated liabilities	—	—
Accretion	46,912	30,483
Asset retirement obligation, end of period	$1,025,015	$945,419

Accretion expense recorded for the three months ended June 30, 2017 and 2016 was $24,245 and $966, respectively, and for the six months ended June 30, 2017 and 2016 was $46,912 and $1,807,  respectively.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liability balances were comprised of the following:

	June 30,	December 31,
	2017	2016
Trade payables and accrued liabilities	$9,912,453	$2,366,429
Accrued interest payable	775,889	352,599
Liabilities incurred in connection with acquisition of crude oil and natural gas properties	—	290,078
Total	$10,688,342	$3,009,106

NOTE 10—SHAREHOLDERS’ EQUITY

Public Offering

On May 19, 2017, the Company filed a registration statement on Form S-1 (File No. 333-218096), pursuant to which the Company seeks to raise up to $50 million in a public offering of its common stock. Closing of the offering is subject to a number of conditions, including an effective date for its registration statement from the SEC and execution of a definitive underwriting agreement with the underwriters.

Activity for the six months ended June 30, 2017 included the following.

In connection with the completion of a private placement (Note 7), the Company received $7,251,662 in net proceeds from the sale of 161.15 units consisting of convertible promissory notes and warrants during the first quarter of 2017. The convertible notes payable are convertible into shares of common stock at $1.50 per share. Immediately following the closing, and including units sold during 2016, the outstanding convertible notes are convertible into 6,666,666 shares of common stock.

On various dates, in connection with the execution of four employment agreements (Note 13) and the employment of additional employees, the Company issued 219,700 shares of restricted stock. The shares are subject to certain vesting restrictions, but all 219,700 shares have full voting rights and are eligible to receive dividends during the vesting period.

For the three and six months ended June 30, 2017, the Company recorded share-based compensation of $52,399 related to the grant and vesting of the restricted shares. As of June 30, 2017, unvested share-based compensation amounted to $356,347 related to the restricted shares.

On April 3, 2017, the Company issued 470,555 shares valued at $1.80 per share in connection with the acquisitions of oil and gas assets (Note 5).

Activity for the six months ended June 30, 2016 included the following.

In January 2016, the Company sold 95,000 shares of common stock at $1.00 per share to one accredited investor pursuant to a private placement.

On April 8, 2016, the Company issued 50,000 shares of common stock valued at $0.73 per share to an investor relations company in connection with the certain services to be provided pursuant to an investor relations agreement.

On May 4, 2016, the Company issued an aggregate 50,000 shares of common stock valued at $1.01 per share to two of the Company's Directors in connection with their appointment to the Board.

Warrants

The table below summarizes warrants outstanding as of June 30, 2017:

	Shares Underlying
	Outstanding Warrants	Exercise Price	Expiration Date
Underwriter warrants	255,600	$1.25	11/12/2020
Investor warrants	6,666,600	$3.00	12/31/2019
Placement agent warrants	666,600	$1.50	12/31/2021
Total warrants outstanding	7,588,800

Activity for the six months ended June 30, 2017 included the following.

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

NOTE 11—STOCK-BASED COMPENSATION

On August 18, 2016, the Company’s Board of Directors adopted the Amended and Restated PetroShare Corp. Equity Incentive Plan (the “Plan”), which replaced and restated the Company’s original equity incentive plan. The Plan terminates by its terms on August 17, 2026. Among other things, the Plan increased the number of shares of common stock reserved for issuance thereunder from 5,000,000 to 10,000,000. The Company’s shareholders approved the Plan at the Company’s annual meeting of shareholders on September 8, 2016.

Activity for the six months ended June 30, 2017 included the following.

On April 1, 2017, the Company accelerated and changed the vesting terms related to an option to purchase 700,000 shares of the Company’s stock that was initially issued on August 19, 2016. As amended, the option as to 100,000 shares was immediately exercisable and the vesting terms of the option as to the remaining 600,000 shares were accelerated. As amended, the entire option is exercisable at $1.83 per share. The option is subject to the terms and conditions of the Plan and a stock option agreement.

On April 3, 2017, the Company issued an option to purchase 200,000 shares of the Company’s common stock, which option is exercisable at $1.83 per share. The option was issued in connection with the execution of an employment agreement (Note 13). The option is subject to the terms and conditions of the Plan and a stock option agreement.

On May 22, 2017, the Company issued an option to purchase 22,000 shares of the Company’s common stock, which option is exercisable at $1.92 per share. The option was issued in connection with the hiring of a new employee. The option is subject to the terms and conditions of the Plan and a stock option agreement.

On June 1, 2017 the Company issued an option to purchase 200,000 shares of the Company's common stock, which option is exercisable at $1.89 per share. The option was issued in connection with the execution of an employment agreement (Note 13). The option is subject to the terms and conditions of the Plan and a stock option agreement.

Activity for the six months ended June 30, 2016 included the following.

On January 1, 2016, the Company issued an option to purchase 250,000 shares of its common stock in connection with the appointment of its Chief Financial Officer. The option is exercisable at a price of $1.00 per share and expires on November 23, 2018. The option vested one-half on January 1, 2016 and the remainder on January 1, 2017. The option is subject to the terms and conditions of the Plan and a stock option agreement.

On January 28, 2016, the Company issued an option to purchase 875,000 shares of its common stock in connection with the appointment of its Chief Operating Officer. The option is exercisable at a price of $1.00 per share and expires on December 31, 2022. The option vested as follows: (i) 125,000 on January 28, 2016, the date of grant, and (ii) 750,000 on January 1, 2017. The option is subject to the terms and conditions of the Plan and a stock option agreement.

On April 12, 2016, the Company issued an option to purchase 250,000 shares of its common stock in connection with the hiring of the Company's Vice President of Land. The option vests as follows: (i) 50,000 on the date of grant; (ii) 100,000 on April 15, 2017; and (iii) 100,000 on April 15, 2018, provided that the optionee has been continuously employed by the Company up to each vesting date. The option is exercisable at a price of $0.80 per share and expires on April 15, 2021. The option is subject to the terms and conditions of the Plan and a stock option agreement.

On May 4, 2016, the Company issued an option to purchase 50,000 shares of its common stock in connection with the addition and appointment of two members of the Company's Board of Directors. The options vested on the date of grant. The options are exercisable at a price of $1.10 per share and expire on December 31, 2022. The options are subject to the terms and conditions of the Plan and a stock option agreement.

A summary of activity under the Plan for the six months ended June 30, 2017 is as follows:

		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding, December 31, 2016	4,675,000	$0.76	5.39
Exercisable, December 31, 2016	3,010,000	$0.54	5.97
Granted	422,000	$1.86	5.69
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, June 30, 2017	5,097,000	$0.85	4.88
Exercisable, June 30, 2017	3,840,000	$0.66	4.87

The fair value of each share-based award was estimated on the date of the grant using the Black-Scholes pricing model that incorporates key assumptions including volatility, dividend yield and risk-free interest rates. As the Company’s common stock has limited historical trading data, the expected stock price volatility is based primarily on the historical volatility of a group of publicly-traded companies that share similar operating metrics and histories.  The expected term of the awards represents the period of time that management anticipates awards will be outstanding. As there was insufficient historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options. The risk-free rates for the periods within the contractual life of the options are based on the US Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the expected term of the options. The Company has never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero. Compensation expense related to stock options was recorded net of estimated forfeitures, which for options remaining at June 30, 2017, was $nil.

The table below summarizes assumptions utilized in the Black-Scholes pricing model for the six months ended June 30, 2017:

June 30,
2017
Expected option term—years	2.5 - 3.25
Risk-free interest rate	1.75% - 1.93%
Expected dividend yield	0%
Volatility	162% - 169%
Forfeited	0%

During the three and six months ended June 30, 2017, the Company recorded share-based compensation of $611,000 and $678,346, respectively, related to options issued through the plan. During the three and six months ended June 30, 2016, the Company recorded share-based compensation of  $336,728 and $681,188, respectively, related to options issued through the Plan. Unvested share-based compensation related to the options at June 30, 2017 and December 31, 2016 amounted to $1,196,732 and $1,025,391, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS

At June 30, 2017, the Company had drawn $5,000,000 on the initial line of credit with PEO and recorded related accrued interest of $500,833.  PEO currently beneficially owns 13.2% of the Company’s common stock. Interest expense related to the initial line of credit for the three and six months ended June 30, 2017 amounted to $89,285 and $187,915, respectively, and for the three and six months ended June 30, 2016 was $34,950 and $56,896, respectively.

At June 30, 2017, the Company has recorded $447,237 in Accounts receivable – joint interest billing – related party. This amount relates to amounts billed to PEO related to its participation in the Company’s operated Shook drilling program and PEO’s ownership interest in the vertical wells that the Company operates.

At June 30, 2017, the Company has recorded $5,236,212 in Drilling advances – related party. This amount relates to unapplied cash advances received from PEO in connection with the Company’s operated Shook drilling program.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Operating leases and agreements

The Company leases its office facility under a four year non-cancelable operating lease expiring in March 2021. The following is a schedule by year of future minimum rental payments required under the lease agreement:

Year ending December 31,	Amount
2017	$63,384
2018	129,738
2019	133,698
2020	137,658
2021	34,662
Total	$499,140

Lease expense totaled $31,596 and $52,660 for the three  and six months ended June 30, 2017, respectively, and $15,622 and $22,034 for the three and six months ended June 30, 2016, respectively.

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

On June 1, 2017, the Company entered into an employment agreement with its Senior Landman. The agreement provides for a base salary of $130,000 per year, an initial term expiring on May 31, 2018 with an automatic renewal for successive one-month periods unless terminated in accordance with its terms, and provisions for termination. In connection with the execution of the agreement, the employee was granted 50,000 shares of restricted stock and an option to purchase 200,000 shares of common stock at $1.89 per share.

On June 1, 2017 the Company entered into an employment agreement with its Chief Financial Officer. The agreement provides for a base salary of $150,000 per year, an initial term expiring on December 31, 2018 with an automatic renewal for successive one-year periods unless terminated in accordance with its terms, and provisions for termination and payment of severance under various circumstances. In connection with the execution of the agreement, the employee was granted 50,000 shares of restricted stock.

NOTE 14—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August  14, 2017. Except as disclosed herein, there have been no events that would require disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, “PetroShare Corp.,” the “Company,” “we,” “our,” and “us” refer to PetroShare Corp.

The following discussion analyzes (i) our financial condition at June 30, 2017 and compares it to December 31, 2016, and (ii) our results of operations for the three and six months ended June 30, 2017 and 2016. The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this report and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10‑K for the year ended December 31, 2016. Further, we encourage you to review the Cautionary Language Regarding Forward-Looking Statements.

Overview

We are an independent oil and natural gas company focused on the acquisition and development of crude oil and natural gas properties and have assembled approximately 9,900 net acres, including mineral rights only acreage, most of which is located in the Denver-Julesburg Basin, or the DJ Basin, in northeast Colorado. Our current operating focus is within the Wattenberg Field of the DJ Basin, which is located primarily in Adams and Weld Counties, Colorado. We have concentrated our efforts in areas where we believe the geo-mechanical characteristics of the underlying formations offer the potential for greater returns on capital. Our evaluation metrics include reservoir thickness, reservoir quality and resistivity of each formation, each of which affect the number of wells we plan to drill per drilling spacing unit.

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

Recent Developments

During the quarter ended June 30, 2017, we benefitted from our participation in the 14-well Jacobucci pad located on our Todd Creek Farms prospect. As of the date of this report, all 14 wells are on-line. During the second quarter of 2017, the Jacobucci pad wells collectively produced an average of approximately 1,100 BOE/D, net to our interest. We also benefitted from our participation in three additional lateral wells on our Todd Creek Farms prospect, which wells collectively produced an average of approximately 185 BOE/D during the second quarter, net to our interest. We are the operator of approximately 53 vertical wells which collectively produced an average of approximately 20 BOE/D during the second quarter.

In April 2017, we commenced drilling operations on our planned 14-well Shook pad. The Shook pad is divided into an east and west half, with each half having seven planned wells. As of the date of this report, 13 wells have been drilled, cased and cemented. We expect to complete drilling operations in August 2017. Following drilling, and subject to pipeline facilities installation and capital availability, we plan to commence completion activities on the Shook pad wells, and we expect to bring the first series of wells on-line in the late fourth quarter of 2017. The Shook pad is permitted for 6 Codell, 2 Niobrara A, 4 Niobrara B, and 2 Niobrara C wells.

Future development of our properties, our participation as a non-operator in drilling projects on our properties, and our acquisition of additional acreage is subject to our receipt of additional capital, of which there is no assurance. See “Liquidity and Capital Resources” below for additional information.

Going Concern

As described in the notes to our financial statements, there is substantial doubt about our ability to continue as a going concern. This qualification is based on our substantial near‑term liabilities, accumulated losses and negative working capital, among other things. We are dependent on obtaining cash flow from operations and funding from the sale of debt or equity to continue as a going concern.

At June 30, 2017, we had a cash balance of approximately $4.7 million and other current assets of approximately $5.8 million. Subsequent to June 30, 2017, our cash balance has decreased as we have paid certain acquisition and development costs, including costs previously accrued, and general and administrative expenses. In December 2017, we are obligated to repay approximately $3.6 million in principal and approximately $450,000 in accrued interest to satisfy the terms of our supplemental line of credit, as amended on June 8, 2017. Also, in December 2017, we are obligated to make an approximate  $700,000 accrued interest payment on our initial line of credit and an approximate $500,000 accrued interest payment on our outstanding convertible promissory notes. We also have incurred additional expenses related to our operated drilling program on our Shook pad during the second quarter and expect to incur additional expenses in the third quarter of this year. We had net losses of approximately $2.9 million during the six months ended June 30, 2017 and $4.5 million during the year ended December 31, 2016.

Our ability to continue as a going concern depends on the success of our fundraising, current drilling efforts, future exploration and development efforts, and our ability to generate revenue sufficient to cover our costs and expenses. In the event we are unable to obtain adequate funding from the sale of debt or equity securities or our ongoing drilling efforts, both operated and non‑operated, we may have to delay, reduce or eliminate certain of our planned operations, reduce overall overhead expense, or divest assets. This, in turn, may have an adverse effect on our ability to realize the value of our assets.

Results of Operations for the three months ended June 30, 2017 compared to June 30, 2016

The following provides selected operating results and averages for the three months ended June 30, 2017 and 2016:

	For the Three months ended
	June 30,
	2017	2016
Revenue
Crude Oil	$3,811,009	$—
Natural Gas	373,225	—
NGLs	273,268	—
Total revenue	$4,457,502	$—
Total operating expense(1)	$491,152	$5,413
Gross profit (loss)	$3,966,350	$(5,413)
Net (loss)	$(733,469)	$(918,201)
Depletion expense	$1,536,174	$—
Sales volume(2)(3)
Crude Oil (Bbls)	82,526.2	—
Natural Gas (Mcfs)	152,650.9	—
NGLs (Bbls)	18,758.4	—
BOE	126,726.4	—
Average sales price(4)
Crude Oil (per Bbl)	$46.18	$—
Natural Gas (per Mcf)	$2.44	$—
NGLs (per Bbl)	$14.57	$—
BOE	$35.17	$—
Average per BOE
Operating expense	$3.88	$—
Gross profit (loss)	$31.30	$—
Depletion expense	$12.12	$—

(1)	Overall lifting cost (oil and gas production costs, including production taxes).
(2)	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reported by third‑party operators.
(3)	Sales volumes are based upon crude oil, natural gas and NGL’s sold or accrued during the period and differs from crude oil, natural gas and NGL’s produced during the period.
(4)	Averages calculated based upon non‑rounded figures.

Overview:  For the three months ended June 30, 2017, we realized a net loss of $733,469, or $0.03 per share, compared to a net loss of $918,201 or $0.04 per share for the three months ended June 30, 2016. In the second quarter of 2017, we reported the first meaningful production in our history, as the majority of wells in which we are participating were put on-line. Our production averaged 1,302 BOE/D during the quarter, compared to 440 BOE/D in the first quarter of 2017 and nil in the second quarter of 2016. Our net loss for the quarter ended was reduced to $733,469 from $2,139,139 in the first quarter of 2017. We expect to continue operating at a loss until such time as the anticipated cash flow from the wells in which we have an interest is sufficient to cover operating, general and administrative and other expenses; however, we believe that our cash flow from our currently producing operated and non-operated properties is currently sufficient to cover all of our recurring general and administrative expenses.

Revenues:  Crude oil, natural gas and NGL sales revenue was $4,457,502 for the three months ended June 30, 2017 compared to $nil for the three months ended June 30, 2016, as described in “Volumes and Prices” below. The revenue that we reported in the second quarter of 2017 primarily came from the sale of crude oil, natural gas and NGLs from horizontal wells in which we participated as a non-operator and which were placed in service during the first quarter of 2017, and to a much lesser extent, the vertical wells that we acquired during 2016.

Volumes and Prices:  Crude oil, natural gas and NGL sales volumes were 126,726.4 BOE for the three months ended June 30, 2017, up from 39,928.4 BOE for the first quarter of 2017. We did not sell any crude oil, natural gas or NGLs during the same period in 2016. The crude oil, natural gas and NGL sales volumes for the three months ended June 30, 2017 were the result of production from 14 non-operated horizontal wells which were put on production late in the first quarter of 2017, three non-operated horizontal wells completed in the fourth quarter of 2016, and vertical wells acquired during 2016. For the three months ended June 30, 2017, our average crude oil sales price was $46.18 per Bbl; our average natural gas sales price was $2.44 per Mcf; and our average NGLs sales price was $14.57 per Bbl. Our overall average price for the three months ended June 30, 2017 was $35.17 per BOE.

Operating Expense:  Operating expense for the three month periods is shown below:

	Three Months Ended
	June 30,
	2017	2016
Lease operating costs	$196,474	$1,382
Production taxes	268,165	4,031
Transportation and other costs	26,513	—
Total	$491,152	$5,413

Total operating expense increased $485,739 for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increase was primarily due to a lack of production in the second quarter of 2016 and wells added during the second half of the year 2016 through June 30, 2017.

Lease operating costs per BOE were $1.55 and $nil for the three months ended June 30, 2017 and 2016, respectively. As a percent of crude oil, natural gas and NGL sales revenue, routine LOE was 4.4% and nil% for the three months ended June 30, 2017 and 2016, respectively.

Overall operating costs (crude oil and natural gas operating costs, including production taxes) per BOE was $3.88 for the three months ended June 30, 2017, compared to $nil for the three months ended June 30, 2016.

Depreciation, depletion and amortization expense:  Depletion, depreciation and amortization increased $1,551,362 for the three months ended June 30, 2017. The increase in expense was the result of increased production volumes related to wells acquired in 2016 and non‑operated wells coming on‑line during the 2017 period, partially offset by an increase in our reserves.

Interest income (expense):  During the three months ended June 30, 2017, we recognized interest income of $144 compared to $138 in the three months ended June 30, 2016. During the same period, we recognized interest expense of $1,442,475 compared to $34,950 in the three months ended June 30, 2016. The interest expense recognized in the current period primarily relates to advances on our two lines of credit and amortization of debt discounts recorded in connection with our convertible promissory notes.

General and administrative expenses:  We incurred general and administrative expenses of $1,676,587 during the three months ended June 30, 2017 compared to $875,344 in the three months ended June 30, 2016, representing an increase of $801,243, or 91.5%. This increase is attributable to increases in salary and wage expenses to $352,108 from $157,583, which was related to the addition of new employees, as well as increases in share-based compensation, employee benefits, board of director fees, filing fees and investor relations expenses associated with being a public company required to file reports with the SEC.

Results of Operations for the six months ended June 30, 2017 compared to June 30, 2016

The following provides selected operating results and averages for the six months ended June 30, 2017 and 2016:

	For the Six months ended
	June 30,
	2017	2016
Revenue
Crude Oil	$5,030,400	$—
Natural Gas	575,652	—
NGLs	312,835	—
Total revenue	$5,918,887	$—
Total operating expense(1)	$913,320	$5,593
Gross profit (loss)	$5,005,567	$(5,593)
Net (loss)	$(2,872,608)	$(1,641,007)
Depletion expense	$1,982,341	$—
Sales volume(2)(3)
Crude Oil (Bbls)	111,732.5	—
Natural Gas (Mcfs)	206,075.8	—
NGLs (Bbls)	20,576.6	—
BOE	166,655.1	—
Average sales price(4)
Crude Oil (per Bbl)	$45.02	$—
Natural Gas (per Mcf)	$2.79	$—
NGLs (per Bbl)	$15.20	$—
BOE	$35.52	$—
Average per BOE
Operating expense	$5.48	$—
Gross profit (loss)	$30.04	$—
Depletion expense	$11.89	$—

(1)	Overall lifting cost (oil and gas production costs, including production taxes).
(2)	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reported by third‑party operators.
(3)	Sales volumes are based upon crude oil, natural gas and NGL’s sold or accrued during the period and differs from crude oil, natural gas and NGL’s produced during the period.
(4)	Averages calculated based upon non‑rounded figures.

Overview:  For the six months ended June 30, 2017, we realized a net loss of $2,872,608, or $0.13 per share, compared to a net loss of $1,641,007, or $0.08 per share, for the six months ended June 30, 2016. Our loss for the first six months of 2017 increased $1,231,601, primarily as a result of an increase in our general and administrative expenses, including a substantial increase in share‑based compensation, an increase in operating expenses, and an increase in depreciation, depletion, amortization and accretion expenses due to our participation in a drilling program that commenced in mid‑2016, offset by an increase in revenue primarily in the second quarter.

Revenues:  Crude oil, natural gas and NGL sales revenue was $5,918,887 for the six months ended June 30, 2017 compared to $nil for the six months ended June 30, 2016 as described in “Volumes and Prices” below.  The revenue that we reported in the six months ended June 30, 2017 came primarily from the sale of crude oil, natural gas and NGLs from horizontal wells in which we participated as a non-operator and which were placed in service during the first quarter of 2017, and to a much lesser extent, the vertical wells that we acquired during 2016. We expect revenue to increase in the second half of the year if we are able to complete some or all of the 14 wells on the Shook pad.

Volumes and Prices:  Crude oil, natural gas and NGL sales volumes were 166,655.1 BOE for the six months ended June 30, 2017. We did not sell any crude oil, natural gas or NGLs during the same period in 2016. For the six months ended June 30, 2017, our average crude oil sales price was $45.02 per Bbl; our average natural gas sales price was $2.79 per Mcf; and our average NGLs sales price was $15.20 per Bbl. Our overall average price for the six months ended June 30, 2017 was $35.52 per BOE.

Operating Expense:  Operating expense for the six month periods is shown below:

	Six Months Ended
	June 30,
	2017	2016
Lease operating costs	$428,680	$120
Production taxes	403,604	5,473
Transportation and other costs	81,036	—
Total	$913,320	$5,593

Total operating expense increased $907,727 for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase was primarily due to a lack of production in the first half of 2016 and wells added from our non operated drilling programs that commenced during the second half of the year 2016, with wells coming online primarily during the first quarter 2017.

Lease operating costs per BOE were $2.57 and $nil for the six months ended June 30, 2017 and 2016, respectively. As a percent of crude oil, natural gas and NGL sales revenue, routine LOE was 7.2% and nil% for the six months ended June 30, 2017 and 2016, respectively.

Overall operating costs (crude oil and natural gas operating costs, including production taxes) per BOE was $5.48 for the six months ended June 30, 2017, compared to $nil for the six months ended June 30, 2016.

Depreciation, depletion and amortization expense:  Depletion, depreciation and amortization increased $1,998,409 for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase in expense was the result of increased sales volumes related to wells acquired in 2016 and non‑operated wells coming on‑line during the 2017 period, coupled with decline curves in wells, partially offset by an increase in our reserves.

Interest income (expense):  During the six months ended June 30, 2017, we recognized interest income of $246 compared to $501 in the six months ended June 30, 2016. During the six months ended June 30, 2017, we recognized interest expense of $2,872,275 compared to $56,896 in the six months ended June 30, 2016. The interest expense recognized in the current period primarily relates to advances on our two lines of credit and amortization of debt discounts on our convertible promissory notes.

General and administrative expenses:  We incurred general and administrative expenses of $2,866,669 during the six months ended June 30, 2017 compared to $1,554,920 in the six months ended June 30, 2016, representing an increase of $1,311,749, or 84.4%. This increase is attributable to increases in salary and wage expenses to $553,858 from $291,833, which was related to the payment of bonuses in the first quarter of 2017 and the addition of new employees, as well as increases in share-based compensation, employee benefits, board of director fees, filing fees and investor relations expense associated with being a public company required to file reports with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our liquidity and access to capital continued to suffer in the second quarter of 2017. As noted above, there is substantial doubt about our ability to continue as a going concern due to continuing losses from operations, need for capital, and substantial near-term liabilities. As of June 30, 2017, we had negative working capital of $14,268,269, comprised of current assets of $10,487,674 and current liabilities of $24,755,943.  Working capital decreased by

$8,152,768 from December 31, 2016, primarily due to increases in accounts payable and accrued liabilities related to accrued capital costs for the development of our oil and gas properties, as well as our initial line of credit becoming short term during the second quarter of 2017.  At June 30, 2017, we had a cash balance of $4,659,276, most of which was received from our working interest partner and allocated for drilling and completion costs on our Shook pad. Subsequent to quarter end, our cash balance has decreased as we have paid development costs, including costs previously accrued, and general and administrative expenses. Our continued decline in short term liquidity compels us to seek additional outside financing on an expedited basis.

During the six months ended June 30, 2017, we received net proceeds of $7,251,662,  after offering costs of $805,739, from the sale of units consisting of convertible promissory notes and common stock purchase warrants in a private placement. Substantially all of the proceeds from that offering have been expended in conjunction with our operating activities during the first six months of the year.

To date, we have generated the majority of our capital resources through the sale of debt and equity, prospect fees received from working interest partners, drilling advances from working interest partners, and advances under our lines of credit. We began generating cash from operations during the first quarter of 2017; however, that cash has been insufficient to pay our development costs.

We have fully drawn our initial line of credit with PEO, and as of June 30, 2017, we have $5.0 million of principal plus accrued interest of approximately $500,000 outstanding. As required by an amendment to the supplemental line of credit on March 30, 2017, we repaid approximately $3.5 million in outstanding principal on April 12, 2017 and agreed not to borrow additional funds under the supplemental line in exchange for the lender extending the maturity date of the loan. As of August 14, 2017, we had approximately $3.6 million plus accrued interest of approximately $319,000 outstanding against our supplemental line of credit, all of which is due on December 27, 2017.

On May 19, 2017, we filed a registration statement on Form S-1 with the SEC, through which we are seeking to raise up to $50 million through the sale of common stock.  We also are exploring other financing options. Whether or when we are able to raise funds pursuant to the registration statement or through other financing, or whether we can raise such funds on terms acceptable to us, is uncertain.

The amount we invest in development, drilling, and leasing activities depends on, among other factors, our fundraising efforts, opportunities presented to us, and the results of drilling to date. The most significant of our future capital requirements, in addition to repayment of debt and payment of accounts payable and accrued liabilities, include (i) costs to drill or participate in additional wells; (ii) costs to acquire additional acreage that we may identify in the Southern Core area or other areas; (iii) approximately $313,000 per month for salaries and other corporate overhead; and (iv) legal and accounting fees associated with our status as a public company required to file reports with the SEC. We anticipate funding these projected capital requirements with proceeds from the sale of debt or equity, the success of which cannot be assured, and revenue from operations.

Cash Flows

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2017 was $4,664,698 compared to net cash used in operating activities of $652,699 during the six months ended June 30, 2016, representing an increase of $5,317,397. The increase is attributable to a cash inflow from drilling advances from related parties, a significant increase in accounts payable and accrued liabilities, accretion of convertible notes, and depletion and depreciation, partially offset by an increase in the net loss as discussed in Results of Operations above, and cash outflows for accounts receivable – joint interest billing, accounts receivable – joint interest billings – related party, and accounts receivable due from operations.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2017 was $6,153,996 compared to $4,079,165 during the six months ended June 30, 2016, representing an increase of $2,074,831 and reflecting a significant increase in our acquisition and development activities. During the 2017 period, we paid $2,695,226 for the acquisition of additional acreage primarily in our Todd Creek Farms prospect. During the 2017 period, we also paid $3,294,424 for our share of the development of our properties, including the drilling of our Shook pad and our participation in the Jacobucci pad. During the 2016 period, we recorded net acquisitions of $3,479,823 related to the acquisition of crude oil and natural gas properties, including a business combination of $2,305,917 in our Todd Creek Farms prospect, additions of $14,158 in furniture, fixtures and equipment and development of crude oil and natural gas properties of $585,184.

Financing Activities

During the six months ended June 30, 2017, we received net proceeds of $7,251,662 from a private placement of units consisting of convertible promissory notes and common stock purchase warrants in January 2017. During the same period, we made a $3,552,500 payment of principal on the supplemental line of credit. This compares to net proceeds of $95,000 from the sale of common stock during the six months ended June 30, 2016.

Off‑Balance Sheet Arrangements

We have no material off‑balance sheet transactions, arrangements, or obligations.

CAUTIONARY LANGUAGE REGARDING FORWARD‑LOOKING STATEMENTS

This report contains or incorporates by reference “forward‑looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations, and business. These statements include, among others:

•

Statements about our anticipated operated and non‑operated drilling programs, the cost and feasibility related to such, receipt of permits or other regulatory approvals, and plans for the development of our properties;

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

The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “will,” “would” and similar words or expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words. Forward‑looking statements and information are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, and there can be no assurance that such statements and information will prove to be accurate. Therefore, actual results and future events could differ materially from those anticipated in such statements and information. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions. Readers should not place undue reliance on forward‑looking statements.

The important factors that could affect the accuracy of forward‑looking statements and prevent us from achieving our stated goals and objectives include, but are not limited to:

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

Those factors discussed above, elsewhere in this report, and in other reports filed with the Securities and Exchange Commission are difficult to predict and expressly qualify all subsequent oral and written forward‑looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward‑looking events discussed may not occur. We do not have any intention or obligation to update forward‑looking statements included in this report after the date of this report, except as required by law. The preceding outlines some of the risks and uncertainties that may affect our forward‑looking statements.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1.  Risk Factors.

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2016 or Part II, Item 1, of our Form 10-Q for the quarter ended March 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Other than previously reported, during the three months ended June 30, 2017, we issued the following unregistered securities:

•

On April 1, 2017, we issued 116,700 shares of restricted common stock under our equity incentive plan to two individuals in connection with their becoming employees of our company. The shares were valued at $213,561.

•	On April 21, 2017, we issued 20,555 shares of common stock to an oil and gas lease broker in connection with services provided to the Company. The shares were valued at $36,999.
•

On May 22, 2017, we issued 3,000 shares of restricted common stock under our equity incentive plan to an individual in connection with her becoming an employee of our company. The shares were valued at $5,730.

•

On June 1, 2017, we issued 100,000 shares of restricted common stock under our equity incentive plan to two individuals in connection with their becoming employees of our company. The shares were valued at $189,000.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed or incorporated by reference in this report:

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation as filed with the Colorado Secretary of State on September 4, 2012	S‑1	333198881	3.1	September 22, 2014
3.2	Bylaws of the Company dated November 30, 2012	S‑1	333198881	3.2	September 22, 2014
10.1	Letter Agreement between the Company, Providence Energy Partners III, LP and Providence Energy Operators, LLC effective June 8, 2017	8-K	001-37943	10.1	June 9, 2017
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					X
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

*Furnished herewith. This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chief Executive Officer (Principal Executive Officer)
PetroShare Corp.

Date: August 14, 2017	By:	/s/ Stephen J. Foley Stephen J. Foley, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Paul D. Maniscalco Paul D. Maniscalco, Chief Financial Officer (Principal Financial and Accounting Officer)