Form 10-Q
period 2017-09-30
PetroShare Corp.
filed 2017-11-14
CIK 1568079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,718,802 shares outstanding as of November 13, 2017.

PETROSHARE CORP.

FORM 10‑Q

FOR THE QUARTER ENDED

September 30, 2017

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

Please see Cautionary Language Regarding Forward‑Looking Statements on page 27 of this report for important information contained herein.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

PetroShare Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)	(see Note 3)
ASSETS
Current assets:
Cash	$719,091	$2,449,412
Accounts receivable - joint interest billing	603,772	240,450
Accounts receivable - joint interest billing - related party	389,885	286,226
Accounts receivable - crude oil, natural gas and NGL sales	1,618,105	179,236
Accounts receivable - other	—	27,876
Deferred equity issuance costs	186,312	—
Prepaid expenses and other assets	49,751	1,178,081
Deferred financing fee, net	379,167	—
Total current assets	3,946,083	4,361,281
Crude oil and natural gas properties - using successful efforts method:
Proved crude oil and natural gas properties	16,289,847	8,132,881
Unproved crude oil and natural gas properties	7,942,890	4,092,550
Wells in progress	8,384,391	2,168,092
Less: accumulated depletion, depreciation and amortization	(3,918,935)	(783,320)
Crude oil and natural gas properties, net	28,698,193	13,610,203
Property, plant and equipment, net of accumulated depreciation of $41,512 and $8,329, respectively	170,703	39,542
Other assets	103,707	15,758
TOTAL ASSETS	$32,918,686	$18,026,784
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,281,688	$3,009,106
Accounts payable - related party	11,672	—
Working interest and royalty owners distributions payable	236,493	144,526
Drilling advances - related party	1,141,539	234,452
Line of credit - related party	5,000,000	—
Supplemental line of credit	3,552,500	7,088,698
Convertibles notes payable, net	1,821,062	—
Total current liabilities	22,044,954	10,476,782
Long-term liabilities
Line of credit - related party	—	5,000,000
Convertible notes payable, net	3,288,251	5,308
Other long-term liabilities	127,527	23,128
Asset retirement obligation	1,114,874	945,419
Total liabilities	26,575,606	16,450,637
Commitments and Contingencies—Notes 4, 6 and 12
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,904,537 and 21,964,282 shares issued and outstanding, respectively	22,905	21,964
Additional paid-in capital	21,074,897	11,405,225
Accumulated deficit	(14,754,722)	(9,851,042)
Total Shareholders’ Equity	6,343,080	1,576,147
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$32,918,686	$18,026,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Crude oil sales	$2,094,056	$41,839	$7,124,456	$41,839
Natural gas sales	486,197	33,328	1,061,849	33,328
NGL sales	257,939	11,990	570,774	11,990
Total revenue	2,838,192	87,157	8,757,079	87,157
COSTS AND EXPENSES:
Lease operating expense	191,204	34,923	619,884	34,844
Production taxes, gathering and marketing	268,550	29,793	753,190	35,465
Exploration costs	708	14,740	67,382	17,440
Depletion, depreciation and amortization	1,166,030	39,064	3,168,797	43,425
Accretion expense	25,860	—	72,772	—
Plugging expense	—	33,847	23,123	33,847
Loss on impairment of proved crude oil and natural gas properties	—	9,841	—	26,880
General and administrative expense	1,514,007	980,870	4,380,676	2,535,789
Total costs and expenses	3,166,359	1,143,078	9,085,824	2,727,690
Operating (loss)	(328,167)	(1,055,921)	(328,745)	(2,640,533)
OTHER INCOME (EXPENSE):
Other income	28,948	33	29,194	534
Interest expense	(1,731,853)	(96,157)	(4,604,129)	(153,053)
Total other (expense)	(1,702,905)	(96,124)	(4,574,935)	(152,519)
Net (loss)	$(2,031,072)	$(1,152,045)	$(4,903,680)	$(2,793,052)
Net (loss) per share:
Basic and diluted	$(0.09)	$(0.05)	$(0.22)	$(0.13)
Weighted average number of shares outstanding:
Basic and diluted	22,577,417	21,878,553	22,270,291	21,798,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net (loss)	$(4,903,680)	$(2,793,052)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	3,168,797	27,687
Deferred rental liability	11,593	—
Accretion of asset retirement obligation	72,772	15,738
Accretion of debt discounts	3,528,788	—
Stock-based compensation	1,127,950	1,093,854
Plugging and abandonment	23,123	—
Impairment of proved crude oil and natural gas properties	—	26,880
Changes in operating assets and liabilities:
Accounts receivable - joint interest billing	(363,322)	348,475
Accounts receivable - joint interest billing - related party	(103,659)	—
Accounts receivable - crude oil, natural gas and NGL sales	(1,438,869)	(13,860)
Accounts receivable - other	—	(138,788)
Deferred equity issuance costs	(186,312)	(243,726)
Prepaid expenses and other assets	1,068,256	(784,735)
Accounts payable and accrued liabilities	1,080,439	1,648,138
Accounts payable - related party	11,672	290,078
Accounts payable - working interest partners and royalty owners	91,968	119,742
Drilling advances, net - related party	907,087	—
Net cash provided by (used in) operating activities	4,096,603	(403,569)
Cash flows from investing activities:
Additions of property, plant and equipment	(79,886)	(16,417)
Development of crude oil and natural gas properties	(8,082,911)	(2,127,869)
Acquisitions of crude oil and natural gas properties - business combinations	—	(2,260,890)
Acquisitions of crude oil and natural gas properties	(3,003,339)	(1,138,893)
Net cash (used in) investing activities	(11,166,136)	(5,544,069)
Cash flows from financing activities:
Long-term debt - advances on initial line of credit	—	3,937,815
Repayment under supplemental line of credit	(3,552,500)	—
Convertible notes issued for cash	8,891,712	—
Common stock issued for cash (net of offering costs)	—	95,000
Net cash provided by financing activities	5,339,212	4,032,815
Cash:
Net (decrease) in cash	(1,730,321)	(1,914,823)
Cash, beginning of period	2,449,412	3,011,291
Cash, end of period	$719,091	$1,096,468
Supplemental cash flow disclosure:
Cash paid for interest, net of capitalized interest	$431,606	$—
Non-cash investing and financing activities:
Acquisition of crude oil and natural gas properties - business combinations	$—	$635,836
Accrued development costs of crude oil and natural gas properties	$6,290,351	$—
Addition of property, plant and equipment through tenant improvement allowance	$84,460	$—
Beneficial conversion feature in connection with private placements	$4,329,365	$—
Issuance of common stock warrants in connection with private placement	$2,978,787	$—
Issuance of common stock in connection with letter agreement	$387,500	$—
Issuance of common stock in connection with lease acquisitions	$847,001	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2017

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

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016 (see Note 3), the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Except as noted below, there have been no changes to the footnotes from those accompanying the audited financial statements contained in the Company’s Form 10‑K for the year ended December 31, 2016.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary CFW Resources, LLC, formed on August 1, 2017.

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded potentially dilutive securities as the effect of their inclusion would be anti-dilutive.

Capitalized Interest Costs

The Company has capitalized certain interest costs related to unproved properties that are currently undergoing activities necessary to prepare them for their intended use. These costs have been capitalized to oil and gas properties.

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2017

Deferred Equity Issuance Costs

The Company defers as other current assets the direct incremental costs of raising capital through equity offerings until such time as the offering is completed. At the time of the completion of an offering, the costs are offset against the proceeds received. Should an offering be terminated, deferred equity issuance costs are charged to operations during the period in which an offering is terminated. As of September 30, 2017 and December 31, 2016, the Company’s deferred equity issuance costs totaled $186,312 and $nil, respectively (Note 9).

Debt Discount Costs

On January 30, 2017, the Company completed the third and final closing of a private placement of units consisting of common stock purchase warrants and convertible promissory notes with a total aggregate face value of $10,000,000 (Note 6). On September 25, 2017, the Company completed the first of three closings of a private placement of Series B convertible promissory notes. The notes issued in the first closing of the Series B offering had a total aggregate face value of $1,695,000 (Note 6). Both the original convertible notes and the Series B Notes contain an embedded beneficial conversion feature. The proceeds from the sale of the securities were allocated between the convertible notes and, where applicable, the warrants based on the relative fair values of the debt instrument, without the warrants, and of the warrants themselves at the time of issuance. The fair value of the beneficial conversion feature, limited to the gross proceeds, has been recorded as a reduction of the carrying value of the convertible notes and is being amortized to interest expense using the effective interest method over the term of the notes. The fair value of warrants issued has been recorded as a reduction to the carrying value of the convertible notes, limited to the gross proceeds, and is being amortized over the term of the notes using the effective interest method. Origination fees paid in cash have been recorded as a reduction in the carrying value of the convertible notes and are being amortized over the term of the notes using the effective interest method. The fair value of warrants issued to the placement agent in connection with the offering have been recorded as a charge to additional paid-in capital.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which is intended to improve the accounting for share-based payment transactions. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. ASU 2016-09 is effective for public businesses for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted this pronouncement effective January 1, 2017. Upon adoption of this standard, the Company no longer estimates the total number of awards for which the requisite service period will not be rendered, and effective January 1, 2017, began accounting for forfeitures as they occur.  The adoption of these provisions did not materially impact the condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current revenue recognition guidance. In March 2016, the FASB released certain implementation guidance through ASU 2016‑08 (collectively with ASU 2014-09, the "Revenue ASUs") to clarify principal versus agent considerations. The Revenue ASUs allow for the use of either the full or modified retrospective transition method, and the standard will be effective for annual reporting periods beginning after December 15, 2017 including interim periods within that period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. Currently, the

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2017

Company has not identified any contracts that would require a change from the entitlements method, historically used for certain domestic crude oil and natural gas sales, to the sales method of accounting. The Company plans to adopt the guidance using the modified retrospective method on the effective date of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which establishes a comprehensive new lease standard designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date of ASU 2016-02 in accordance with previous standards. ASU 2016-02 is effective for public businesses for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

There were various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s reported financial position, results of operations, or cash flows.

NOTE 3—REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of its condensed financial statements for the quarter ended March 31, 2017, the Company identified an error related to the manner in which it accounted for the fair value of convertible notes and warrants issued in the Company’s private placement during December 2016 (Note 6). Specifically, the Company was required to apply the guidance of Accounting Standards Codification (“ASC”) 470, and more specifically, ASC 470-20-25-2 and ASC 470-20-25-3. On the balance sheet at December 31, 2016, the Company recorded the face value of convertible notes payable under liabilities, discounted by (i) the value of the original issue discount and (ii) the value of the warrants issued to the placement agent. The Company did not, however, discount the value of the convertible notes payable by the fair value of the warrants issued to individual investors.

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

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2017

The following tables present the revisions to the balance sheet as of, and the statement of operations for the year ended, December 31, 2016:

Balance Sheet

	As of December 31, 2016
	As Reported	Adjustments	As Revised
Convertible notes payable, net	$814,989	$(809,681)	$5,308
Total Liabilities	$17,260,318	$(809,681)	$16,450,637
Shareholders’ Equity
Additional paid-in capital	$10,593,324	$811,901	$11,405,225
Accumulated deficit	(9,848,822)	(2,220)	(9,851,042)
Total Shareholders’ Equity	$766,466	$809,681	$1,576,147
Total Liabilities and Shareholders’ Equity	$18,026,784	$—	$18,026,784

Statement of Operations

Year Ended
December 31, 2016
Net (loss), as reported	$(4,479,052)
Adjustments:
Previously reported accretion of debt discount (conversion feature and warrants) (interest expense)	2,529
Corrected accretion of debt discount (interest expense)	4,749
Total adjustment	(2,220)
Net (loss), as revised	$(4,481,272)
Net (loss) per share, as reported	$(0.21)
Net (loss) per share, as revised	$(0.21)

NOTE 4—GOING CONCERN

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $4.9 million during the nine months ended September 30, 2017, and as of that date, the Company’s current liabilities exceeded its current assets by $18.1 million.

At September 30, 2017, the Company had a cash balance of $0.7 million and other current assets of $3.2 million.

As of September 30, 2017, the Company has insufficient working capital and revenues from operations to meet its maturing debt obligations and other liabilities incurred in connection with the Company’s development activities. The Company will also need to generate sufficient cash flow from operations and sell equity or debt to fund further drilling and acquisition activity. If sufficient cash flow and additional financing is not available, the Company may be compelled to reduce the scope of its business activities and/or sell a portion of the Company’s interests in its oil and gas properties. This, in turn, may have an adverse effect on the Company’s ability to realize the value of its assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2017

The Company’s condensed consolidated financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. However, management believes that it can be successful in obtaining equity and/or debt financing which will enable the Company to continue as a going concern.

NOTE 5—CRUDE OIL AND NATURAL GAS PROPERTIES

The Company’s oil and gas properties are located entirely within the United States. The net capitalized costs related to the Company’s oil and gas producing activities were as follows:

	September 30,	December 31,
	2017	2016
Proved oil and gas properties	$16,289,847	$8,132,881
Unproved oil and gas properties (1)	7,942,890	4,092,550
Wells in progress (2)	8,384,391	2,168,092
Total capitalized costs	32,617,128	14,393,523
Accumulated depletion, depreciation and amortization	(3,918,935)	(783,320)
Net capitalized costs	$28,698,193	$13,610,203

(1)	Unproved oil and gas properties represent unevaluated costs the Company excludes from the amortization base until proved reserves are established or impairment is determined.

(2)

Costs from wells in progress are excluded from the amortization base until production commences.  Furthermore, wells in progress include approximately $260,000 of capitalized interest costs associated with the drilling and completion activities during 2017.

Costs Incurred in Crude Oil and Natural Gas Activities.  Costs incurred in connection with the Company's crude oil and natural gas acquisition, exploration and development activities for each of the nine-month periods are shown below:

	September 30,
	2017	2016
Exploration costs	$67,382	$17,440
Development costs	14,373,262	2,127,869
Acquisition of properties
Proved	—	2,811,546
Unproved	3,850,340	633,264
Total	$18,290,984	$5,590,119

During the three months ended September 30, 2017 and 2016, depletion expense, which is included as part of the depletion, depreciation and amortization in the condensed consolidated statement of operations, was $1,153,273 and $23,525, respectively, and $3,135,614 and $23,525 for the nine months ended September 30, 2017 and 2016, respectively.

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2017

NOTE 6—DEBT

Line of credit

On May 13, 2015, the Company entered into a Revolving Line of Credit Facility Agreement (“initial line of credit”) with Providence Energy Operators, LLC (“PEO”), which provides to the Company a revolving line of credit of up to $5.0 million, maturing June 30, 2018. Effective September 1, 2017, interest on the initial line of credit was increased from 8% to 10% per annum.

As of September 30, 2017 and December 31, 2016, the outstanding balance on the initial line of credit was $5,000,000 plus accrued interest of $609,875 and $302,477, respectively. During the three and nine months ended September 30, 2017, the Company recorded interest expense of $117,375 and $305,290, respectively, which excluded $10,441 of interest that was capitalized to wells in progress during the year.  During the three and nine months ended September 30, 2016, the Company recorded interest expense of $96,157 and $153,053, respectively, related to the initial line of credit.

On September 23, 2017, the Company entered into a letter agreement with PEO and PEP III in connection with the issuance of the Series B Notes discussed below pursuant to which the Company agreed to (i) issue 250,000 shares of its common stock to PEO (Note 9), (ii)  increase the interest rate on the initial line of credit from 8% per year to 10% per year effective September 1, 2017, (iii) begin making interest payments on the initial line of credit beginning in the fourth quarter of 2017; and (iv) meet with representatives of PEO not less frequently than semi-monthly beginning November 1, 2017 to discuss and review the Company's working capital.

The Company issued 250,000 shares to PEO valued at $1.55 per share. The value of the shares has been recorded as a deferred financing fee and is being amortized over the remaining life of the initial line of credit which matures on June 30, 2018. As of September 30, 2017, the balance of the unamortized portion of the deferred financing fee amounted to $379,167.

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

On June 8, 2017, the Company entered into a letter agreement (“PEP III Agreement”) with PEP III and PEO, pursuant to which PEP III agreed to modify the Company’s supplemental line of credit. The PEP III Agreement extended the maturity date of the supplemental line of credit, including approximately $3.8 million in outstanding principal and accrued interest, from June 13, 2017 until December 27, 2017, and increased the interest rate on the supplemental line from 8% to 10%, effective June 8, 2017. The Company and PEO also agreed to amend the participation agreement between the Company and PEO, dated May 13, 2015 (“Participation Agreement”), in order to expand the area of mutual interest (“AMI”) established, and to grant PEP III an option to participate under the Participation Agreement. As amended, the Participation Agreement grants PEO the option to acquire up to a 45%

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2017

interest and, so long as the supplemental line of credit remains outstanding, PEP III the option to acquire up to a 10% interest in and participate in any oil and gas development on acreage acquired by the Company within the expanded AMI. The expanded AMI covers a total of four and one-half townships in Adams and Weld Counties, Colorado.

As of September 30, 2017 and December 31, 2016, the outstanding balance on the supplemental line of credit was $3,552,500 and $7,088,698, plus accrued interest of $364,599 and $50,422, respectively. During the three and nine months ended September 30, 2017, the Company recorded interest expense of $89,542 and $314,177, respectively, related to the supplemental line of credit. No interest expense was recorded in the prior nine-month period.

Convertible Notes

On December 30, 2016, January 20, 2017 and January 30, 2017, the Company completed the private placement of units consisting of convertible promissory notes (“Convertible Notes’) with an aggregate face value of $10.0 million and common stock purchase warrants. The Company received net proceeds of approximately $9.0 million from the private placement, after placement agent fees and other associated expenses.

Debt issuance costs related to origination fees paid in cash have been recorded as a discount to the Convertible Notes and are being amortized to interest expense utilizing the effective interest method over the term of the Convertible Notes. As of September 30, 2017 and December 31, 2016, the unamortized portion of debt issuance costs amounted to $745,046 and $204,703, respectively. The Company recorded interest expense of $102,949 and $336,050 related to the accretion of the discount for the three and nine months ended September 30, 2017, respectively. No interest expense was recorded in the prior nine-month period.

In accordance with ASC 470, the proceeds from the sale of the Convertible Notes was allocated between the conversion feature and the warrants based on the fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The fair value of the beneficial conversion feature of $5,306,199 has been recorded as a reduction of the carrying value of the Convertible Notes and is being amortized to interest expense using the effective interest method over the term of the Convertible Notes. The fair value of the warrants of $3,682,801 has been recorded as a reduction to the carrying value of the Convertible Notes and is being amortized to interest expense using the effective interest method over the term of the Convertible Notes. The fair value of the warrants issued to the placement agent in connection with the offering of $1,001,471 has been recorded as a charge to additional paid-in capital.

As of September 30, 2017, the Company recorded accrued interest of $252,055 and recognized interest expense of $256,234 and $447,903 for the three and nine months ended September 30, 2017, respectively, related to the Convertible Notes. Interest on the Convertible Notes during 2017 of $249,315 was capitalized to oil and gas properties.

Series B Convertible Notes

On September 25, 2017, the Company sold Series B Unsecured Convertible Promissory Notes (the "Series B Notes") in the principal amount of $1,695,000 to 27 accredited investors, which includes five of the Company's officers and directors who collectively purchased Series B Notes in the principal amount of $380,000. The Series B Notes are unsecured, bear interest at 15% per year and are due and payable on December 31, 2018.  At the option of the holders of the Series B Notes, the principal amount of the Series B Notes, and any accrued but unpaid interest, are convertible into shares of the Company's common stock at a conversion price of $1.50 per share.  The Company paid sales commissions of $53,950 and associated expenses of $1,000 in connection with the sale of the Series B Notes.

Debt issuance costs related to origination fees paid in cash have been recorded as a discount to the Series B Notes and are being amortized to interest expense utilizing the effective interest method over the term of the Series B

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2017

Notes. As of September 30, 2017, the unamortized portion of debt issuance costs amounted to $54,351. The Company recorded interest expense of $599 related to the accretion of the discount for the three and nine months ended September 30, 2017, respectively.

In accordance with ASC 470, the fair value of the beneficial conversion feature of $56,500, has been recorded as a reduction of the carrying value of the Series B Notes and is being amortized to interest expense using the effective interest method over the term of the Series B Notes. As of September 30, 2017, the unamortized portion of the discount related to the beneficial conversion feature amounted to $55,890. The Company recorded interest expense of $610 related to the accretion of the discount for the three and nine months ended September 30, 2017.

As of September 30, 2017, the Company recorded accrued interest of $4,179 and recognized interest expense of $4,179 for the three and nine months ended September 30, 2017, respectively, related to the Series B Notes.

On October 17, 2017, the Company sold additional Series B Notes in the principal amount of $2,624,900 to 53 accredited investors, which includes four of the Company's officers and directors who collectively purchased Series B Notes in the principal amount of $140,000. The Company paid sales commissions of $94,145 in connection with the sale of these Series B Notes.

On October 26, 2017, the Company sold additional Series B Notes in the principal amount of $405,000 to six accredited investors, which included one of the Company's directors who purchased a Series B Note in the principal amount of $50,000. The Company paid sales commissions of $8,250, in connection with the sale of these Series B Notes.

The October 26, 2017 closing was the final closing pursuant to the Series B Notes offering. The total Series B Notes sold amounted to $4,724,900 in principal. Ten of the Company's officers and directors collectively purchased Series B Notes in the principal amount of $570,000. The Company paid total commissions in the amount of $156,345 and associated expenses of $1,000 in connection with the sale of the Series B Notes.

For every Series B Note purchased, the holders of an original Convertible Note was given the right, but not the obligation, on or prior to October 16, 2017, to convert twice the corresponding amount of their original Convertible Note into shares of the Company's common stock at a conversion price of $1.10 per share. On October 16, 2017, investors converted $5,166,800 in principal and $128,892 of accrued interest of Convertible Notes into shares of the Company’s common stock. The market value of the Company’s common stock was $1.38 at the date of the conversion. The Company is obligated to issue 4,697,090 shares and 117,175 shares, respectively, in connection with the conversion of the Convertible Notes payable and accrued interest. The Company paid $47,858 to the placement agent in connection with these conversions.

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2017

The following table reflects the net amounts recorded as debt at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
		(see Note 3)
Current portion:
Line of credit	$5,000,000	$—
Supplemental line of credit	3,552,500	7,105,000
Unamortized debt discount	—	(16,302)
Total line of credit	8,552,500	7,088,698
Convertible notes payable:
Face amount convertible notes	5,166,800	—
Unamortized original issuance costs	(356,868)	—
Unamortized discount related to beneficial conversion feature	(1,764,311)	—
Unamortized discount related to warrants issued	(1,224,559)	—
Net convertible notes payable	1,821,062	—
Total current portion	$10,373,562	$7,088,698
Long-term portion:
Line of credit	$—	$5,000,000
Convertible notes payable:
Face amount of convertible notes	6,528,200	1,942,600
Unamortized original issuance costs	(388,178)	(204,703)
Unamortized discount related to beneficial conversion feature	(1,706,275)	(1,030,755)
Unamortized discount related to warrants issued	(1,145,496)	(701,834)
Net convertible notes payable	$3,288,251	$5,308
Total long-term portion	$3,288,251	$5,005,308
Total debt, net	$13,661,813	$12,094,006

NOTE 7—ASSET RETIREMENT OBLIGATION

For the purpose of determining the fair value of the asset retirement obligation incurred during the nine months ended September 30, 2017, the Company assumed an inflation rate of 2.0%, an estimated average asset life of between 27.0 and 40.0 years, and a credit-adjusted risk-free interest rate between 11.26% and 11.86%.

The following reconciles the activity of the asset retirement obligation for the periods presented:

	Nine months ended September 30,	Year ended December 31,
	2017	2016
Asset retirement obligation, beginning of period	$945,419	$34,776
Liabilities settled	(9,475)	1,990
Liabilities incurred	106,158	878,170
Revisions in estimated liabilities	—	—
Accretion	72,772	30,483
Asset retirement obligation, end of period	$1,114,874	$945,419

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2017

Accretion expense recorded for the three months ended September 30, 2017 and 2016 was $25,860 and $13,931, respectively, and for the nine months ended September 30, 2017 and 2016 was $72,772 and $15,738, respectively.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liability balances were comprised of the following:

	September 30,	December 31,
	2017	2016
Trade payables and accrued liabilities	$9,050,981	$2,366,429
Accrued interest payable	1,230,707	352,599
Liabilities incurred in connection with acquisition of crude oil and natural gas properties	—	290,078
Total	$10,281,688	$3,009,106

NOTE 9—SHAREHOLDERS’ EQUITY

Public Offering

On May 19, 2017, the Company filed a registration statement on Form S-1 (File No. 333-218096), pursuant to which the Company seeks to raise up to $50.0 million in a public offering of its common stock. Closing of the offering is subject to a number of conditions, including an effective date for its registration statement from the SEC and execution of a definitive underwriting agreement with the underwriters.

Activity for the nine months ended September 30, 2017 included the following:

On September 23, 2017, the Company entered into a letter agreement with PEO pursuant to which PEO consented to the Company issuing the Series B Notes as described more fully in (Note 6).  In connection with the execution of the letter agreement, the Company issued 250,000 shares to PEO valued at $1.55 per share.

On September 25, 2017, the Company sold Series B Notes in the principal amount of $1,695,000. The Series B Notes are convertible into shares of common stock at $1.50 per share. Immediately following the closing, the Convertible Notes were convertible into 1,130,000 shares of common stock.

In connection with the completion of a private placement, the Company received $7,251,662 in net proceeds from the sale of 161.15 units consisting of Convertible Notes and warrants during the first quarter of 2017. The Convertible Notes were convertible into shares of common stock at $1.50 per share. Immediately following the closing, and including units sold during 2016, the Convertible Notes were convertible into 6,666,666 shares of common stock.

Subsequent to September 30, 2017, in connection with the conversion of Convertible Notes, the Company is obligated to issue 4,814,265,shares of common stock valued at $1.10 per share in connection with the conversion of $5,166,800 in principal and $128,892 of accrued interest of these Convertible Notes (Note 6).

On various dates, in connection with the execution of four employment agreements (Note 12) and the employment of additional employees, the Company issued 219,700 shares of restricted stock. The shares are subject to certain vesting restrictions, but all 219,700 shares have full voting rights and are eligible to receive dividends during the vesting period.

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2017

For the three and nine months ended September 30, 2017, the Company recorded stock-based compensation of $51,370 and $103,769, respectively, related to the grant and vesting of the restricted shares. As of September 30, 2017, unvested stock-based compensation amounted to $304,977 related to the restricted shares.

On April 3, 2017, the Company issued 470,555 shares valued at $1.80 per share in connection with the acquisitions of oil and gas assets.

Activity for the nine months ended September 30, 2016 included the following:

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

Warrants

The table below summarizes warrants outstanding as of September 30, 2017:

	Shares Underlying	Exercise Price
	Outstanding Warrants	Per Share	Expiration Date
Underwriter warrants	255,600	$1.25	11/12/2020
Investor warrants	6,666,600	$3.00	12/31/2019
Placement agent warrants	666,600	$1.50	12/31/2021
Total warrants outstanding	7,588,800

Activity for the nine months ended September 30, 2017 included the following:

On January 20, 2017 and January 30, 2017, in connection with the same private placement, the Company issued 2,216,978 and 3,154,601 warrants, respectively, to the purchasers of Convertible Notes. The warrants are exercisable at $3.00 per share and expire on December 31, 2019 (Note 6).

On January 20, 2017 and January 30, 2017, in connection with the closings of a private placement, the Company issued 221,744 and 315,526 warrants, respectively, to the placement agent. The warrants are exercisable at $1.50 per share and expire on December 31, 2021 (Note 6).

NOTE 10—STOCK-BASED COMPENSATION

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

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2017

Activity for the nine months ended September 30, 2017 included the following:

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

On April 3, 2017, the Company issued an option to purchase 200,000 shares of the Company’s common stock, which option is exercisable at $1.83 per share. The option was issued in connection with the execution of an employment agreement (Note 12).

On May 22, 2017, the Company issued an option to purchase 22,000 shares of the Company’s common stock, which option is exercisable at $1.92 per share. The option was issued in connection with the hiring of a new employee.

On June 1, 2017 the Company issued an option to purchase 200,000 shares of the Company's common stock, which option is exercisable at $1.89 per share. The option was issued in connection with the execution of an employment agreement (Note 12). All of the options are subject to the terms and conditions of the Plan and a stock option agreement.

Activity for the nine months ended September 30, 2016 included the following:

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

On May 4, 2016, the Company issued an option to purchase 50,000 shares of its common stock in connection with the addition and appointment of two members of the Company's Board of Directors. The options vested on the date of grant. The options are exercisable at a price of $1.10 per share and expire on December 31, 2022. All of the options are subject to the terms and conditions of the Plan and a stock option agreement.

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2017

A summary of activity under the Plan for the nine months ended September 30, 2017 is as follows:

		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding, December 31, 2016	4,675,000	$0.76	5.39
Exercisable, December 31, 2016	3,010,000	$0.54	5.97
Granted	422,000	$1.86	5.69
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, September 30, 2017	5,097,000	$0.85	4.88
Exercisable, September 30, 2017	3,840,000	$0.66	4.87

The fair value of each stock-based award was estimated on the date of the grant using the Black-Scholes pricing model that incorporates key assumptions including volatility of the Company’s stock, dividend yield and risk-free interest rates. As the Company’s common stock has limited historical trading data, the expected stock price volatility is based primarily on the historical volatility of a group of publicly-traded companies that share similar operating metrics and histories.  The expected term of the awards represents the period of time that management anticipates awards will be outstanding. As there was insufficient historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options. The risk-free rates for the periods within the contractual life of the options are based on the US Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the expected term of the options. The Company has never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero. Compensation expense related to stock options was recorded net of estimated forfeitures, which for options remaining at September 30, 2017, was $nil.

The table below summarizes assumptions utilized in the Black-Scholes pricing model for the nine months ended September 30, 2017:

September 30,
2017
Expected option term—years	2.5 - 3.25
Risk-free interest rate	1.75% - 1.93%
Expected dividend yield	0%
Volatility	162% - 169%
Forfeited	0%

During the three and nine months ended September 30, 2017, the Company recorded stock-based compensation of $345,835 and $1,024,182, respectively, related to options issued through the Plan. During the three and nine months ended September 30, 2016, the Company recorded stock-based compensation of $378,870 and $1,093,854 respectively, related to options issued through the Plan. Unvested stock-based compensation related to the options at September 30, 2017 and December 31, 2016 amounted to $856,778 and $1,025,391, respectively.

NOTE 11—RELATED PARTY TRANSACTIONS

At September 30, 2017, the Company had drawn $5,000,000 on the initial line of credit with PEO and recorded related accrued interest of $609,875. PEO currently beneficially owns 13.2% of the Company’s common stock. Interest expense related to the initial line of credit for the three and nine months ended September 30, 2017 amounted to $117,375 and $305,290, respectively, and for the three and nine months ended September 30, 2016 was $96,157 and $153,053, respectively.

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2017

At September 30, 2017, the Company has recorded $389,885 in Accounts receivable – joint interest billing – related party. This amount relates to amounts billed to PEO related to its participation in the Company’s operated Shook drilling program and PEO’s ownership interest in the vertical wells that the Company operates.

At September 30, 2017, the Company has recorded $1,141,539 in Drilling advances – related party. This amount relates to unapplied cash advances received from PEO in connection with the Company’s operated Shook drilling program, and has recorded $11,672 in Accounts payable – related party, payable to PEO.

During the three months ended September 30, 2017 the Company issued 250,000 common shares to PEO in connection with the execution of a letter agreement (Notes 6 and 9).

On September 25, 2017 the Company sold Series B Notes to five of the Company’s officers and directors who collectively purchased Series B Notes in the principal amount of $380,000 (Note 6). Subsequent to the end of the period, five of the Company’s officers and directors purchased Series B Notes in the aggregate principal amount of $190,000 on the same terms and conditions as the other purchasers, with the exception that the Company did not pay commissions on these sales.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Operating leases and agreements

The Company leases its office facility under a four-year non-cancelable operating lease expiring in March 2021. The following is a schedule by year of future minimum rental payments required under the lease agreement:

Year ending December 31,	Amount
2017	$31,692
2018	129,738
2019	133,698
2020	137,658
2021	34,662
Total	$467,448

Lease expense totaled $42,245 and $92,354 for the three and nine months ended September 30, 2017, respectively, and $55 and $22,089 for the three and nine months ended September 30, 2016, respectively.

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

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

September 30, 2017

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

On June 1, 2017, the Company entered into an employment agreement with its Chief Financial Officer. The agreement provides for a base salary of $150,000 per year, an initial term expiring on December 31, 2018 with an automatic renewal for successive one-year periods unless terminated in accordance with its terms, and provisions for termination and payment of severance under various circumstances. In connection with the execution of the agreement, the employee was granted 50,000 shares of restricted stock.

NOTE 13—SUBSEQUENT EVENTS

On October 16, 2017, the Company converted $5,166,800 in Convertible Notes and $128,892 in corresponding accrued interest into 4,697,090 and 117,175 shares of common stock respectively (Note 6).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, “PetroShare Corp.,” the “Company,” “we,” “our,” and “us” refer to PetroShare Corp.

The following discussion analyzes (i) our financial condition at September 30, 2017 and compares it to December 31, 2016, and (ii) our results of operations for the three and nine months ended September 30, 2017 and 2016. The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this report and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10‑K for the year ended December 31, 2016. Further, we encourage you to review the Cautionary Language Regarding Forward-Looking Statements.

Overview

We are an independent oil and natural gas company focused on the acquisition and development of crude oil and natural gas properties and have assembled approximately 10,000 net acres, including mineral rights only acreage, most of which is located in the Denver-Julesburg Basin, or the DJ Basin, in northeast Colorado. Our current operating focus is within the Wattenberg Field of the DJ Basin, which is located primarily in Adams and Weld Counties, Colorado. We have concentrated our efforts in areas where we believe the geo-mechanical characteristics of the underlying formations offer the potential for greater returns on capital. Our evaluation metrics include reservoir thickness, reservoir quality and resistivity of each formation, each of which affect the number of wells we plan to drill per drilling spacing unit. We realized our first meaningful revenue in 2017 with the commencement of production from horizontal wells in which we participated. Also, during 2017, we drilled our first horizontal wells in the Wattenberg Field as an operator.

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

Recent Developments

Following are what we believe to be significant developments for our company during the third quarter of 2017:

•	We completed the remaining wells on our 14-well operated Shook pad, with all the wells currently drilled, cased, cemented and awaiting fracture stimulation;
•	We produced 91,653 BOE for the quarter, averaging 996 BOE/D, at an average sales price of $31 per BOE;
•	We completed payments to our working interest partner on the 14-well Jacobucci pad, allowing for the receipt of cash distributions in October of approximately $900,000;
•

We issued $4.7 million in long-term debt in the quarter and continuing into the month of October and converted approximately $5.2 million in debt to equity as part of a private placement, providing some short-term relief from our liquidity and working capital needs; and

•	We continued efforts to raise capital to address our liquidity and working capital needs on a longer-term basis.

We do not believe that we will be in a position to fracture stimulate any of our operated Shook pad wells unless and until we receive sufficient additional capital, and accordingly, we do not expect a significant change in our production profile until that time.

Going Concern

As described in the notes to our condensed consolidated financial statements, there is substantial doubt about our ability to continue as a going concern. This qualification is based on, among other things, our substantial near‑term liabilities, some of which are past-due, accumulated losses and negative working capital. We are dependent on obtaining additional cash flow from operations and funding from the sale of debt or equity to continue as a going concern.

At September 30, 2017, we had a cash balance of approximately $0.7 million and other current assets of approximately $3.2 million compared to approximately $22.0 million of current liabilities. In December 2017, we are obligated to repay approximately $3.6 million in principal and approximately $0.4 million in accrued interest to satisfy the terms of our supplemental line of credit. Also in December 2017, we are obligated to make an approximate $0.6 million accrued interest payment on our initial line of credit and cash payments for interest accrued on our convertible promissory notes. We had net losses of approximately $4.9 million during the nine months ended September 30, 2017 and $4.5 million during the year ended December 31, 2016. All of these factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern depends on the success of our fundraising, future drilling, exploration and development efforts, and our ability to generate revenue sufficient to cover our costs and expenses. In the event we are unable to obtain adequate funding from the sale of debt or equity securities and our ongoing drilling efforts, both operated and non‑operated, we may have to delay, reduce or eliminate certain of our planned operations, reduce overall overhead expense, or divest assets. This, in turn, may have an adverse effect on our ability to realize the value of our assets.

Results of Operations for the three months ended September 30, 2017 compared to September 30, 2016

The following table summarizes our operating results and averages for the three months ended September 30, 2017 and 2016:

	For the Three months ended
	September 30,
	2017	2016
Revenue
Crude Oil	$2,094,056	$41,839
Natural Gas	486,197	33,328
NGLs	257,939	11,990
Total revenue	$2,838,192	$87,157
Total operating expense(1)	$459,754	$64,716
Gross profit	$2,378,438	$22,441
Net (loss)	$(2,031,072)	$(1,152,045)
Depletion, depreciation and amortization expense	$1,166,030	$39,064
Sales volume(2)(3)
Crude Oil (Bbls)	46,392	1,016
Natural Gas (Mcfs)	175,659	14,158
NGLs (Bbls)	15,985	779
BOE	91,653	4,155
Average sales price(4)
Crude Oil (per Bbl)	$45.14	$41.18
Natural Gas (per Mcf)	$2.77	$2.35
NGLs (per Bbl)	$16.14	$15.39
BOE	$30.97	$20.98
Average per BOE
Operating expense	$5.02	$15.57
Gross profit	$25.95	$5.40
Depletion, depreciation and amortization expense	$12.72	$9.40

(1)	Overall lifting costs (oil and gas production costs, including production taxes).

(2)	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reported by third‑party operators.

(3)	Sales volumes are based upon crude oil, natural gas and NGL’s sold or accrued during the period and differ from crude oil, natural gas and NGL’s produced during the period.

(4)	Averages calculated based upon non‑rounded figures.

Overview:  For the three months ended September 30, 2017, we realized a net loss of $2,031,072, or $0.09 per share, compared to a net loss of $1,152,045 or $0.05 per share for the three months ended September 30, 2016. Our production averaged 996 BOE/D during the third quarter of 2017 compared to 45 BOE/D in the third quarter of 2016. We expect to continue operating at a loss until such time as the anticipated cash flow from the wells in which we have an interest is sufficient to cover operating, general and administrative and other expenses; however, we believe that our cash flow from our currently producing operated and non-operated properties is sufficient to cover all of our recurring general and administrative expenses.

Revenues:  Crude oil, natural gas and NGL sales revenue was $2,838,192 for the three months ended September 30, 2017 compared to $87,157 for the three months ended September 30, 2016. Revenue decreased in the third quarter of 2017 compared to the second quarter, resulting from lower production and slightly lower prices, as described in “Volumes and Prices” below. The revenue that we reported in the third quarter of 2017 primarily came from the sale of crude oil, natural gas and NGLs from horizontal wells in which we participated as a non-operator and which were placed in service during the first quarter of 2017, and to a much lesser extent, the vertical wells that we acquired during 2016.

Volumes and Prices:  Crude oil, natural gas and NGL sales volumes were 91,653 BOE for the three months ended September 30, 2017, down from 126,726 BOE for the second quarter of 2017.  The decrease in BOE per quarter is due to the natural decline in the well production. Sales volume during the same period in 2016 was negligible, as none of the horizontal wells in which we are participating were yet placed on-line. For the three months ended September 30, 2017, our average crude oil sales price was $45.14 per Bbl; our average natural gas sales price was $2.77 per Mcf; and our average NGLs sales price was $16.14 per Bbl. Our overall average price for the three months ended September 30, 2017 was $30.97 per BOE, down slightly from $35.17 for the second quarter of 2017, but up significantly from the 2016 period.

Operating Expense:  Operating expense for the three-month periods is shown below:

	Three months ended
	September 30,
	2017	2016
Lease operating costs	$191,204	$34,923
Production taxes	198,608	5,453
Transportation and other costs	69,942	24,340
Total	$459,754	$64,716

Total operating expense increased $395,038 for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increase was primarily due to a small amount of production in the third quarter of 2016 compared to the significant increase in production third quarter of 2017.

Lease operating costs per BOE were $2.09 and $8.41 for the three months ended September 30, 2017 and 2016, respectively. As a percent of crude oil, natural gas and NGL sales revenue, routine LOE was 6.7% and 40.1% for the three months ended September 30, 2017 and 2016, respectively. Overall operating costs (crude oil and natural gas operating costs, including production taxes) per BOE was $5.02 for the three months ended September 30, 2017, compared to $15.57 for the three months ended September 30, 2016. The decrease in lease operating and overall costs between comparable periods is due to the significant increase in production in 2017 over which the costs can be spread.

Depletion, depreciation and amortization expense:  Depletion, depreciation and amortization increased $1,126,966 for the three months ended September 30, 2017. The increase in expense was the result of increased production volumes related to wells acquired late in 2016 and non‑operated wells coming on‑line during the 2017 period, partially offset by an increase in our estimated reserves.

Other income (expense):  During the three months ended September 30, 2017, we recognized other income of $28,948 compared to $33 in the three months ended September 30, 2016. During the same period, we recognized interest expense of $1,731,853 compared to $96,157 in the three months ended September 30, 2016. The interest expense recognized in the current period primarily relates to advances on our two lines of credit, convertible promissory notes and amortization of debt discounts recorded in connection with our convertible promissory notes.

General and administrative expenses:  We incurred general and administrative expenses of $1,514,007 during the three months ended September 30, 2017 compared to $980,870 in the three months ended September 30, 2016, representing an increase of $533,137, or 54.4%. This increase is attributable to increases in salary and wage expenses to $439,039 from $184,250, which was related to the addition of new employees in the 2017 period, as well as increases in stock-based compensation, employee benefits, board of director fees, filing fees and investor relations expenses associated with being a public company required to file reports with the SEC.

Results of Operations for the nine months ended September 30, 2017 compared to September 30, 2016

The following provides selected operating results and averages for the nine months ended September 30, 2017 and 2016:

	For the Nine months ended
	September 30,
	2017	2016
Revenue
Crude Oil	$7,124,456	$41,839
Natural Gas	1,061,849	33,328
NGLs	570,774	11,990
Total revenue	$8,757,079	$87,157
Total operating expense(1)	$1,373,074	$70,309
Gross profit	$7,384,005	$16,848
Net (loss)	$(4,903,680)	$(2,793,052)
Depletion, depreciation and amortization expense	$3,168,797	$43,425
Sales volume(2)(3)
Crude Oil (Bbls)	158,124	1,016
Natural Gas (Mcfs)	381,735	14,158
NGLs (Bbls)	36,562	779
BOE	258,308	4,155
Average sales price(4)
Crude Oil (per Bbl)	$45.06	$41.18
Natural Gas (per Mcf)	$2.78	$2.35
NGLs (per Bbl)	$15.61	$15.39
BOE	$33.90	$20.98
Average per BOE
Operating expense	$5.32	$16.92
Gross profit	$28.59	$4.05
Depletion, depreciation and amortization expense	$12.27	$10.45

(1)	Overall lifting costs (oil and gas production costs, including production taxes).

(2)	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reported by third‑party operators.

(3)	Sales volumes are based upon crude oil, natural gas and NGL’s sold or accrued during the period and differ from crude oil, natural gas and NGL’s produced during the period.

(4)	Averages calculated based upon non‑rounded figures.

Overview:  For the nine months ended September 30, 2017, we realized a net loss of $4,903,680, or $0.22 per share, compared to a net loss of $2,793,052, or $0.13 per share, for the nine months ended September 30, 2016. Our loss for the nine months ended September 30, 2017 increased $2,110,628, primarily as a result of an increase in our general and administrative expenses, including a substantial increase in stock‑based compensation, an increase in operating expenses, an increase in interest expense related to the convertible promissory notes, and an increase in depletion, depreciation, amortization and accretion expenses due to our participation in a drilling program that commenced in late 2016, partially offset by an increase in revenue in the second and third quarters of 2017.

Revenues:  Crude oil, natural gas and NGL sales revenue was $8,757,079 for the nine months ended September 30, 2017 compared to $87,157 for the nine months ended September 30, 2016 due to factors described in “Volumes and Prices” below.

Volumes and Prices:  Crude oil, natural gas and NGL sales volumes were 258,308 BOE for the nine months ended September 30, 2017. Sales volume during the same period in 2016 was negligible. For the nine months ended

September 30, 2017, our average crude oil sales price was $45.06 per Bbl; our average natural gas sales price was $2.78 per Mcf; and our average NGLs sales price was $15.61 per Bbl. Our overall average price for the nine months ended September 30, 2017 was $33.90 per BOE.

Operating Expense:  Operating expense for the nine-month periods is shown below:

	Nine months ended
	September 30,
	2017	2016
Lease operating costs	$619,884	$34,844
Production taxes	602,211	10,925
Transportation and other costs	150,979	24,540
Total	$1,373,074	$70,309

Total operating expense increased $1,302,765 for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase was primarily due to a small amount of production in the first three quarters of 2016 compared to significantly increased production in the 2017 period.

Lease operating costs per BOE were $2.40 and $8.39 for the nine months ended September 30, 2017 and 2016, respectively. As a percent of crude oil, natural gas and NGL sales revenue, routine LOE was 7.1% and 40.0% for the nine months ended September 30, 2017 and 2016, respectively. Overall operating costs (crude oil and natural gas operating costs, including production taxes) per BOE was $5.32 for the nine months ended September 30, 2017, compared to $16.92 for the nine months ended September 30, 2016.

Depletion, depreciation and amortization expense:  Depletion, depreciation and amortization increased $3,125,372 for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase in expense was the result of increased sales volumes related to wells acquired in 2016 and non‑operated wells coming on‑line during the 2017 period, coupled with decline curves in wells, partially offset by an increase in our reserves.

Other income (expense):  During the nine months ended September 30, 2017, we recognized other income of $29,194 compared to $534 in the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we recognized interest expense of $4,604,129 compared to $153,053 in the nine months ended September 30, 2016. The interest expense recognized in the current period primarily relates to advances on our two lines of credit, convertible promissory notes and amortization of debt discounts on our convertible promissory notes.

General and administrative expenses:  We incurred general and administrative expenses of $4,380,676 during the nine months ended September 30, 2017 compared to $2,535,789 in the nine months ended September 30, 2016, representing an increase of $1,844,887, or 72.8%. This increase is attributable to increases in salary and wage expenses to $992,897 from $476,083, which was related to the payment of bonuses in the first quarter of 2017 and the addition of new employees, as well as increases in stock-based compensation, employee benefits, board of director fees, filing fees and investor relations expense associated with being a public company required to file reports with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our liquidity and access to capital continued to suffer in the third quarter of 2017, although we did receive some temporary relief from the issuance of a modest amount of long-term debt at the end of the quarter. As noted above, there is substantial doubt about our ability to continue as a going concern due to continuing losses from operations, need for capital, and substantial near-term liabilities. As of September 30, 2017, we had negative working capital of $18.1 million, comprised of current assets of $3.9 million and current liabilities of $22.0 million. Working capital decreased by $12.0 million from December 31, 2016, primarily due to increases in accounts payable and accrued liabilities related to accrued capital costs for the development of our oil and gas properties, as well as our initial line of credit becoming short-term during the second quarter of 2017 and the conversion of approximately $5.2 million in convertible promissory notes on October 16, 2017 requiring a reclassification of the notes to a current liability. At September 30, 2017, we had a cash balance of $0.7 million, the majority of which was received from the sale of the first tranche of Series B Notes and is allocated for development of our oil and gas properties. Our continued decline in short-term liquidity compels us to seek additional outside financing on an expedited basis.

During the three months ended September 30, 2017 and continuing into the fourth quarter, we completed a financing that provided some short-term relief to our liquidity and capital needs.  We issued $4.7 million aggregate amount of long-term convertible notes with a maturity of December 31, 2018.  Related to that offering, the holders of the original convertible notes that were issued in late 2016 and early 2017 were offered the right to convert their original notes in an amount equal to two times the amount of their investment in Series B Notes into common stock at a reduced conversion price of $1.10 per share.  As a result of that offer, $5.2 million of original notes were converted into common stock.  Under covenants with the holder of our initial line of credit, the proceeds from the issuance of the Series B Notes must be used solely for drilling, development and maintenance expenses on our oil and gas properties.

During the nine months ended September 30, 2017, we received net proceeds of $7.3 million, after offering costs of $0.8 million, from the sale of units consisting of original convertible promissory notes and common stock purchase warrants. In addition, we received net proceeds of $1.6 million related to the sale of Series B Notes. Substantially all of the proceeds from our sale of convertible promissory notes and Series B Notes has been expended in conjunction with our operating activities during the first nine months of the year. As a result of the issuance of the original notes and the Series B Notes, we have approximately $9.7 million of debt maturing in December 2018.

We have fully drawn our initial line of credit, and as of September 30, 2017, we have $5.0 million of principal plus accrued interest of $0.6 outstanding, all of which is due June 2018 if not sooner paid. As required by an amendment to the supplemental line of credit on March 30, 2017, we repaid approximately $3.5 million in outstanding principal on April 12, 2017 and agreed not to borrow additional funds under the supplemental line in exchange for the lender extending the maturity date of the loan. As of September 30, 2017, we had approximately $3.6 million plus accrued interest of approximately $0.4 million outstanding against our supplemental line of credit, all of which is due on December 27, 2017.

On May 19, 2017, we filed a registration statement on Form S-1 with the SEC, through which we are seeking to raise up to $50.0 million through the sale of common stock.  We also are exploring other financing options. Whether or when we are able to raise funds pursuant to the registration statement or through other financing, or whether we can raise such funds on terms acceptable to us, is uncertain.

The amount we invest in development, drilling, and leasing activities depends on, among other factors, our fundraising efforts, opportunities presented to us, and the results of drilling to date. The most significant of our future capital requirements, in addition to repayment of debt and payment of accounts payable and accrued liabilities, include (i) costs to drill or participate in additional wells; (ii) costs to acquire additional acreage that we may identify in the Southern Core area or other areas; (iii) approximately $315,000 per month for salaries and other corporate overhead; and (iv) legal and accounting fees associated with our status as a public company required to file reports with the SEC. We anticipate funding these projected capital requirements with proceeds from the sale of debt or equity, the success of which cannot be assured, and revenue from operations.

Cash Flows

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2017 was $4,096,603 compared to net cash used in operating activities of $403,569 during the nine months ended September 30, 2016, representing an increase of $4,500,172. The increase is attributable to a cash inflow from drilling advances from related parties, a significant increase in accounts payable and accrued liabilities, accretion of convertible promissory notes, depletion and depreciation, and stock-based compensation expenses, the latter three of which are non-cash items, partially offset by an increase in the net loss as discussed in Results of Operations above, and cash outflows for accounts receivable – joint interest billing, accounts receivable – joint interest billings – related party, and accounts receivable due from operations.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2017 was $11,166,136 compared to $5,544,069 during the nine months ended September 30, 2016, representing an increase of $5,622,067 and reflecting a significant increase in our acquisition and development activities during the 2017 period. In the 2017 period, we paid $3,003,339 for the acquisition of additional acreage primarily in our Todd Creek Farms prospect. During the 2017 period, we also paid $8,082,911 for our share of the development of our properties, including the drilling of our Shook pad and our participation in the Jacobucci pad. During the 2016 period, we recorded net acquisitions of $3,399,783 related to the acquisition of crude oil and natural gas properties, including a business combination of $2,260,890 in our Todd Creek Farms prospect, additions of $16,417 in property, plant and equipment and development of crude oil and natural gas properties of $2,127,869.

Financing Activities

During the nine months ended September 30, 2017, we received net proceeds of $7,251,662 from the sale of units consisting of original convertible promissory notes and common stock purchase warrants in January 2017, and net proceeds of $1,640,050 from the issuance of the Series B Notes in September 2017. We also made a $3,552,500 payment of principal on the supplemental line of credit. This compares to net proceeds of $95,000 from the sale of common stock and borrowings on the line of credit of $3,937,815 during the nine months ended September 30, 2016.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

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

Item 6.  Exhibits.

The following exhibits are filed, furnished or incorporated by reference in this report:

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation as filed with the Colorado Secretary of State on September 4, 2012	S‑1	333‑198881	3.1	September 22, 2014
3.2	Bylaws of the Company dated November 30, 2012	S‑1	333‑198881	3.2	September 22, 2014
10.1	Letter Agreement between the Company and Providence Energy Partners, LLC effective September 23, 2017					X
10.2	Letter Agreement between the Company and Providence Energy Partners III, LP effective September 23, 2017					X
10.3	Form of Series B Unsecured Convertible Promissory Note					X
10.4	Placement Agent Agreement between the Company and GVC Capital LLC dated September 11, 2017					X
10.5	Form of Subscription Agreement between the Company and Purchasers of the Series B Unsecured Convertible Promissory Notes					X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					X
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

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

Chief Executive Officer (Principal Executive Officer)
PetroShare Corp.

Date: November 14, 2017	By:	/s/ Stephen J. Foley Stephen J. Foley, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Paul D. Maniscalco Paul D. Maniscalco, Chief Financial Officer (Principal Financial and Accounting Officer)