Form 10-Q
period 2018-03-31
PetroShare Corp.
filed 2018-05-11
CIK 1568079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,999,765 shares outstanding as of May 11, 2018.

PETROSHARE CORP.

FORM 10‑Q

FOR THE QUARTER ENDED

March 31, 2018

References in this report to agreements to which PetroShare Corp. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2017, and other reports filed with the SEC, and the exhibits filed with or incorporated therein by reference.

Please see Cautionary Language Regarding Forward‑Looking Statements on page 24 of this report for important information contained herein.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

PetroShare Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash	$9,356,150	$713,924
Accounts receivable - joint interest billing	1,144,960	828,583
Accounts receivable - joint interest billing - related party	423,692	204,730
Accounts receivable - crude oil, natural gas and NGL sales	1,409,296	1,412,612
Prepaid expenses and other assets	73,338	26,795
Deferred financing fee, net	—	251,389
Total current assets	12,407,436	3,438,033
Crude oil and natural gas properties - using successful efforts method:
Proved crude oil and natural gas properties	29,343,130	22,144,366
Unproved crude oil and natural gas properties	1,987,329	1,919,335
Wells in progress	10,383,819	9,858,262
Less: accumulated depletion, depreciation and amortization	(3,549,706)	(2,849,374)
Crude oil and natural gas properties, net	38,164,572	31,072,589
Property, plant and equipment, net	155,145	168,411
Other assets	233,871	233,871
TOTAL ASSETS	$50,961,024	$34,912,904
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,291,220	$4,140,352
Accounts payable and accrued liabilities - related party	1,324,184	589,496
Oil and gas revenue distributions payable	240,853	148,103
Drilling advances - related party	—	680,248
Asset retirement obligation	240,848	288,784
Line of credit - related party	—	5,000,000
Supplemental line of credit	2,052,500	3,552,500
Convertible notes payable, net	7,390,851	6,831,897
Total current liabilities	20,540,456	21,231,380
Long-term liabilities
Secured credit facility - related party, net	19,231,887	4,896,565
Derivative liability - Secured credit facility - related party	440,368	—
Other long-term liabilities	36,355	67,265
Asset retirement obligation	856,497	834,660
Total liabilities	41,105,563	27,029,870

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,924,765 and 27,718,802 shares issued and outstanding, respectively	27,923	27,719
Additional paid-in capital	32,013,702	28,553,736
Accumulated deficit	(22,186,164)	(20,698,421)
Total Shareholders’ Equity	9,855,461	7,883,034
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$50,961,024	$34,912,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2018	2017
		(see Note 13)
REVENUE:
Crude oil sales	$1,425,233	$1,219,391
Natural gas sales	394,411	202,427
NGL sales	249,288	39,567
Total revenue	2,068,932	1,461,385
COSTS AND EXPENSES:
Lease operating expense	305,809	231,691
Production taxes	230,919	189,962
Exploration costs	—	64,705
Depletion, depreciation, amortization and accretion	741,954	358,082
Plugging expense	—	21,048
Gain on settlement asset retirement obligation	(55,067)	—
General and administrative expense	597,012	1,190,084
Total costs and expenses	1,820,627	2,055,572
Operating income (loss)	248,305	(594,187)
OTHER INCOME (EXPENSE):
Change in fair value - derivative liability	89,887	—
Interest expense	(1,826,733)	(1,429,800)
Other income	798	102
Total other (expense)	(1,736,048)	(1,429,698)
Net (loss)	$(1,487,743)	$(2,023,885)
Net (loss) per share:
Basic and diluted	$(0.05)	$(0.09)
Weighted average number of shares outstanding:
Basic and diluted	27,775,505	21,964,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2018	2017
		(see Note 13)
Cash flows from operating activities:
Net (loss)	$(1,487,743)	$(2,023,885)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, and amortization	713,598	335,415
Deferred rental liability	(5,068)	—
Accretion of asset retirement obligation	28,356	22,667
Accretion of debt discounts	1,497,192	999,346
Share-based compensation	287,589	67,347
Change in fair value - derivative liability	(89,887)	—
Gain on settlement asset retirement obligation	(55,067)	—
Changes in operating assets and liabilities:
Accounts receivable - joint interest billing	(316,377)	188,449
Accounts receivable - joint interest billing - related party	(218,961)	(859,385)
Accounts receivable - crude oil, natural gas and NGL sales	3,316	(946,655)
Accounts receivable - other	—	(64,914)
Deferred equity issuance costs	—	(8,715)
Prepaid expenses and other assets	(46,543)	412,220
Accounts payable and accrued liabilities	(596,378)	700,314
Accounts payable - working interest partners and royalty owners	—	83,912
Oil and gas revenue distributions payable	92,750	—
Accounts payable and accrued liabilities - related party	74,184	—
Drilling advances - related party	(680,248)	(217,756)
Net cash (used in) operating activities	(799,287)	(1,311,640)
Cash flows from investing activities:
Additions of property, plant and equipment	—	(63,038)
Development of crude oil and natural gas properties	(1,559,997)	(2,735,765)
Acquisitions of crude oil and natural gas properties	(161,682)	(666,000)
Net cash (used in) investing activities	(1,721,679)	(3,464,803)
Cash flows from financing activities:
Borrowings under secured credit facility, net	11,163,192	—
Convertible notes issued for cash	—	7,251,661
Net cash provided by financing activities	11,163,192	7,251,661
Cash:
Net increase in cash	8,642,226	2,475,218
Cash, beginning of period	713,924	2,449,412
Cash, end of period	$9,356,150	$4,924,630
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$1,393,312	$—
Non-cash investing and financing activities:
Accrued development costs - crude oil and natural gas properties	$6,070,025	$3,944,199
Asset retirement obligation - additions	$612	$—
Issuance of common stock warrants in connection with private placement	$—	$809,779
Issuance of common stock warrants in connection with Secured credit facility	$1,603,432	$—
Issuance of common stock in connection with conversion of notes payable and accrued interest	$203,944	$—
Lender fees - Secured credit facility	$1,250,000	$—
Beneficial conversion feature in connection with Secured credit facility	$1,365,207	$—
Embedded derivative liability - Secured credit facility	$530,255	$—
Initial line of credit - paid through Secured credit facility	$5,000,000	$—
Supplemental line of credit - paid through Secured credit facility	$1,500,000	$—
Accrued interest - paid through Secured credit facility	$1,086,808	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

PetroShare Corp. (“PetroShare” or the “Company”) is a corporation organized under the laws of the State of Colorado on September 4, 2012 to investigate, acquire and develop crude oil and natural gas properties in the Rocky Mountain or mid-continent portion of the United States. Since inception, the Company has focused on financing activities and the acquisition, exploration and development of crude oil and natural gas prospects and is currently focused in the Denver-Julesburg Basin, or DJ Basin, in northeast Colorado.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

In management’s opinion, the Condensed Consolidated Balance Sheet as of December 31, 2017, which has been derived from the audited financial statements, and the unaudited Condensed Consolidated Balance Sheet as of March 31, 2018, the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, and the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Except as noted below, there have been no changes to the footnotes from those accompanying the audited financial statements contained in the Company’s Form 10‑K for the year ended December 31, 2017.

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

Capitalized Interest Costs

The Company has capitalized certain interest costs related to, proved properties that are currently undergoing activities necessary to prepare them for their intended use. These costs have been capitalized to oil and gas properties.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

Revenue Recognition

 Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The timing of recognizing revenue from the sale of crude oil, natural gas and natural gas liquids was not changed as the result of the adoption of this standard. The Company derives all its revenue from the sale of crude oil, natural gas and natural gas liquids. Currently, all sales are in the Wattenberg Field in Northern Colorado. Disaggregation of revenue is presented in the Company’s condensed consolidated financial statements. The contractual performance obligation is satisfied when the product is delivered to the purchaser. Revenue is recorded in the month the product is delivered to the purchaser. The Company typically receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for specified differentials. ASU 2014-09 does not require that the transaction price be fixed or stated in the contract.

Debt Discount Costs

On February 1, 2018, the Company entered into a Secured Term Credit Agreement (“Credit Agreement” and or “Secured Credit Facility”) with Providence Wattenberg, LP and 5NR Wattenberg, LLC (the “Secured Lenders”). Each of Providence and 5NR are affiliates of the Lenders (named below) under a Letter Agreement entered into by the Company and Providence Energy Ltd (“PEC”), Providence Energy Partners, LP (“PEP III”), Providence Energy Operators, LLC (“PEO”) Fifth Partners, LLC (“Fifth”) on December 21, 2017 (Note 6). The Credit Agreement contained an embedded beneficial conversion feature and warrants to purchase common stock of the Company. The proceeds from the sale of the securities were allocated between the note and, where applicable, the warrants based on the relative fair values of the debt instrument, without the warrants, and of the warrants themselves at the time of issuance. The fair value of the beneficial conversion feature has been recorded as a reduction of the carrying value of the notes and is being amortized to interest expense using the effective interest method over the term of the notes. The fair value of warrants issued has been recorded as a reduction to the carrying value of the notes, and is being amortized over the term of the notes using the effective interest method. Origination fees paid in cash have been recorded as a reduction in the carrying value of the notes and are being amortized over the term of the notes using the effective interest method.

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company has determined that the adoption of ASU 2017-01 on the effective date of January 1, 2018, using a prospective method, did not impact the Company’s current condensed consolidated financial statements or disclosures. However, application of the ASU to future transactions may change the determination of which transactions qualify as the acquisition or disposition of a business.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases currently classified as operating leases. The Company is currently analyzing the impact this standard will have on the Company’s leases, including non-cancelable leases, drilling rigs, pipeline gathering, transportation, gas processing, and other existing arrangements. Further, the Company is evaluating current accounting policies, applicable systems, controls, and processes to support the potential recognition and disclosure changes resulting from ASU 2016-02. Based upon the Company’s initial assessment, ASU 2016-02 is expected to result in an increase in assets and liabilities recorded. The Company will adopt ASU 2016-02 using a modified retrospective method on the effective date of January 1, 2019. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

Expedient for Transition to Topic 842 (“ASU 2018-01”). ASU 2018-01 provides an optional transitional practical expedient which allows entities to exclude from evaluation land easements that exist or expired before adoption of ASU 2016-02. The Company is currently evaluating this practical expedient and will adopt ASU 2018-01 at the same time as ASU 2016-02.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 permits entities to reclassify tax effects stranded in accumulated other comprehensive income (loss) to retained earnings resulting from the 2017 Tax Act. ASU 2018-02 is to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the United States federal corporate income tax rate in the 2017 Tax Act is recognized. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted as outlined in ASU 2018-02. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s consolidated financial statements and disclosures.

There were various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s reported financial position, results of operations, or cash flows.

NOTE 3—GOING CONCERN

In the Report of the Independent Registered Public Accounting Firm as of and for the year ended December 31, 2017, the auditor included and explanatory paragraph concerning the Company’s ability to continue as a going concern.

Pursuant to ASU 2014-15, Presentation of Financial Statements – Going Concern the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity may be unable to meet its obligations as they become due within one year from the condensed consolidated financial statement issuance date. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $1.5 million during the three months ended March 31, 2018, and as of that date, the Company's current liabilities exceeded its current assets by $8.1 million.

As of March 31, 2018, the Company had insufficient working capital and revenues from operations to meet its maturing debt obligations and other liabilities incurred and to be incurred in connection with the Company’s development activities. The Company will also need to generate sufficient cash flow from operations and sell equity or debt to fund further planned drilling and acquisition activity. If sufficient cash flow and additional financing are not available, the Company may be compelled to reduce the scope of its business activities and/or sell a portion of the Company’s interests in its oil and gas properties. This, in turn, may have an adverse effect on the Company’s ability to realize the value of its assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has evaluated these conditions and determined that a reduction in the working capital deficit during the quarter ended March 31, 2018 resulting from the new term Secured Credit Facility (Note 6) coupled with anticipated increased revenues from the Company’s non-operated and operated properties, may allow the Company to meet its maturing debt and interest obligations. However, to continue to fully execute its business plan, additional capital will be required. As part of the analysis, the Company considered selective participation in certain non-operated drilling programs based on availability of working capital and the timing of production-related cash flows.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

The Company’s condensed consolidated financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements and Disclosure establishes a hierarchy for inputs used in measuring fair value for financial assets and liabilities that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

•	Level 1: Quoted prices available in active markets for identical assets or liabilities;
•	Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability;
•	Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash or valuation models.

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s Secured Credit Facility, categorized as Level 3 for the three months ended March 31, 2018. There were no comparable liabilities for the 2017 period:

Three months ended
March 31, 2018
Beginning balance	$—
Additions	(530,255)
Total gains or (losses) (realized / unrealized)
Included in earnings	89,887
Included in other comprehensive income	—
Ending Balance	$(440,368)

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and credit facility borrowings. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities.  The carrying amount of the Company’s Secured Credit Facility approximated fair value as it bears interest at variable rates over the term of the loan.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

NOTE 5—CRUDE OIL AND NATURAL GAS PROPERTIES

The Company’s oil and gas properties are located entirely within the United States. The net capitalized costs related to the Company’s oil and gas producing activities were as follows:

	March 31,	December 31,
	2018	2017
Proved oil and gas properties	$29,343,130	$22,144,366
Unproved oil and gas properties (1)	1,987,329	1,919,335
Wells in progress (2)(3)	10,383,819	9,858,262
Total capitalized costs	41,714,278	33,921,963
Accumulated depletion, depreciation and amortization	(3,549,706)	(2,849,374)
Net capitalized costs	$38,164,572	$31,072,589

(1)	Unproved oil and gas properties represent unevaluated costs the Company excludes from the amortization base until proved reserves are established or impairment is determined.

(2)	Costs from wells in progress are excluded from the amortization base until production commences.

(3)	Wells in progress include capitalized interest costs. Approximately $0.8 million was capitalized during the three months ended March 31, 2018.

NOTE 6—DEBT

Line of credit

On May 13, 2015, the Company entered into a Revolving Line of Credit Facility Agreement ("initial line of credit", “Line of credit”) with PEO a related party, which provided the Company a revolving line of credit of up to $5.0 million. On February 1, 2018 concurrent with the closing of the Secured Credit Facility (as described more fully below), the outstanding balance of $5.0 million plus accrued interest was repaid in full. In connection with the repayment the Company recognized $0.3 million in interest expense related to the recognition of an unaccreted debt discount associated with the Line of Credit.

As of December 31, 2017, the outstanding balance on the Line of credit was $5.0 million and accrued interest was $0.5 million. During the three months ended March 31, 2018 and 2017, the Company recorded interest expense of $0.3 million and $0.1 million respectively, related to the initial line of credit.

Supplemental line of credit

On October 13, 2016, the Company entered into a revolving line of credit facility agreement (the “supplemental line of credit”) with PEP III. PEP III is an affiliate of PEO by-virtue of having some common management personnel. The supplemental line of credit permitted the Company to borrow up to $10.0 million to pay costs associated with its acquisition and development of oil and gas properties in the Wattenberg Field. Interest on the supplemental line initially accrued at the rate of 8% per year.

The supplemental line of credit was amended on March 30, 2017, pursuant to which the Company agreed not to borrow additional amounts against the supplemental line of credit and to repay $3.6 million.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

On June 8, 2017, the Company entered into a letter agreement (“PEP III Agreement”) with PEP III and PEO, pursuant to which PEP III agreed to modify the Company’s supplemental line of credit. The PEP III Agreement extended the maturity date of the supplemental line of credit, including approximately $3.8 million in outstanding principal and accrued interest, from June 13, 2017 until December 27, 2017, and increased the interest rate on the supplemental line from 8% to 10%, effective June 8, 2017. The Company and PEO also agreed to amend the participation agreement between the Company and PEO, dated May 13, 2015 (“Participation Agreement”), in order to expand the area of mutual interest (“AMI”) established, and to grant PEP III an option to participate under the Participation Agreement. As amended, the Participation Agreement grants PEO the option to acquire up to a 45% interest and, so long as the supplemental line of credit remains outstanding, and grants PEP III the option to acquire up to a 10% interest in and participate in any oil and gas development on acreage acquired by the Company within the expanded AMI. The expanded AMI covers a total of four and one-half townships in Adams and Weld Counties, Colorado.

On December 21, 2017 in connection with the execution of a Letter Agreement (as described more fully below) the interest rate on the supplemental line of credit was increased to 15% and the maturity date was extended until June 30, 2018.

On February 1, 2018 concurrent with the closing of the Secured Credit Facility (as described more fully below), $1.5 million of principal plus accrued interest was repaid.

As of March 31, 2018 and December 31, 2017, the outstanding balance on the supplemental line of credit was $2.1 million and $3.6 million, respectively. The outstanding principal balance is due and payable on June 30, 2018.

Series A Convertible Notes

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

During the three months ended March 31, 2018 one Convertible Note in the principal amount of $0.2 million plus accrued interest was converted into 135,963 shares of common stock. The conversion was recorded at the contractual conversion rate of $1.50 per share. No gain or loss was recognized in connection with the conversion (Note 9).

As of March 31, 2018, and December 31, 2017, accrued interest related to the Series A Convertible Notes amounted to $0.1 million and $0.3 million respectively.  The Series A Convertible Notes, together with all accrued and unpaid interest, are due and payable on December 31, 2018.

Series B Convertible Notes

On September 25, 2017, September 30, 2017 and October 17, 2017 the Company sold Series B Unsecured Convertible Promissory Notes (the "Series B Notes") in the principal amount of $4.7 million.

As of March 31, 2018, and December 31, 2017 accrued interest related to the Series B Convertible Notes amounted to $nil and $0.2 million, respectively.  The Series B Convertible Notes, together with all accrued and unpaid interest, are due and payable on December 31, 2018.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

Secured Credit Facility

On February 1, 2018, the Company closed on a $25.0 million Secured Credit Facility with Providence Wattenberg, LP and 5NR Wattenberg, LLC (“Secured Lenders”). Each of Providence and 5NR are affiliates of the Lenders under a Letter Agreement entered into by the Company on December 21, 2017 under which the Company borrowed $5.0 million. The closing on February 1, 2018 fully incorporates the 2017 Letter Agreement and represents additional borrowings of $20.0 million (Note 11).

•

Interest on the outstanding principal balance of the Loan accrues at the rate of 14% per year, plus the greater of three-month LIBOR and 1%, but in no event to exceed 17%. Interest payments are due and payable monthly effective March 1, 2018.

•	The Company paid a $1.25 million origination fee at the time of the closing and agreed to pay a $1.25 million underwriting fee on February 1, 2019.

•	The Loan is secured by a lien on all the Company’s assets, which lien is equal in priority to the lien securing the remaining indebtedness owed on the supplemental line of credit.

•	All principal and accrued interest under the Credit Agreement is due February 1, 2020 (“Maturity Date”).

•

At any time, each Secured Lender may convert 20% of the outstanding principal such Lender loaned into common stock of the Company at a price of $1.15 per share and the remaining principal at a price of $1.55 per share.

•	The Company issued to the Secured Lenders 1,500,000 warrants to purchase common stock of the Company at a price of $0.01 per share (Note 9).

•

The Secured Lenders were granted an option to purchase up to 50% of any securities offered by the Company in any private or public offering until December 31, 2018, and 25% of any securities offered thereafter; and

•

An option to purchase up to $25 million of the Company’s common stock at a 10% discount from the 30-day volume-weighted average trading price (“VWAP”) of the common stock at the time the option is exercised, but in no event shall the exercise price be less than $1.85 per share, which option will become exercisable on the Maturity Date and expire on February 1, 2021; and registration rights in connection with the common stock that may be issued upon exercise of the foregoing rights.

The Secured Credit Facility is subject to certain financial and restrictive covenants, which failure to will might result in a mandatory redemption of the outstanding notes covenants include;

•

The Company has agreed not to issue any equity securities or securities convertible into or exercisable for equity securities without the consent of Lenders, except for common stock issuable under the Company’s equity incentive plan, certain registered public offerings, common stock issuable in connection with certain convertible promissory notes and certain outstanding warrants;

•	Total Leverage Ratio and PDP PV Coverage Ratio, as defined in the Credit Agreement;

The Company received net cash proceeds of $11.2 million from the Secured Credit Facility. Non-cash uses of the borrowing included amounts paid to the Lenders for (i) full repayment of $5.0 million borrowed under the initial line

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

of credit, (ii) partial repayment of $1.5 million against the Supplemental line of credit, (iii) payment of $1.25 million in origination fees to the Lenders, and (iv) repayment of accrued interest of $1.1 million to the Lenders.

The following table below reconciles the use of the $20.0 million in additional borrowings under the terms of the Secured Credit Facility;

Gross Proceeds	$20,000,000
Payment of origination fee	(1,250,000)
Principal repayment on Initial Line of Credit	(5,000,000)
Principal repayment on Supplemental Line of Credit	(1,500,000)
Payment of accrued interest costs	$(1,086,808)

Net Cash Proceeds	$11,163,192

The Secured Credit Facility is considered a hybrid debt instrument with several elements that required identification and valuation.  As the fair value of the embedded elements is not readily determinable through an active marketplace of identical instruments, the Company employed other valuation techniques, including a Monte Carlo simulation, to determine the fair value of the components of the instrument.

It was determined that the rights to convert the debt into common shares contained a beneficial conversion feature that could be detached from the debt and valued as a component of equity.  It was likewise determined that the warrants could be detached from the debt and valued as a component of equity.  It was determined that the option to purchase shares at a 10% discount from VWAP represented a derivative liability that should be remeasured at fair value for each reporting period.  We further determined that certain provisions of the agreement which provide for additional interest payments under certain conditions represent an additional compound derivative liability that should also be remeasured at fair value for each reporting period.  For both the share purchase option and the additional interest provisions, we used a Monte Carlo simulation model to determine fair value.  The model was run as of February 1, 2018 to determine the initial valuation, and as of March 31, 2018 to determine the valuation at the end of the reporting period.

The initial values allocated to each component of the debt instrument are set forth in the table below;

Secured Credit Facility, net of all discounts	$18,751,387
Compound derivative liability	322,164
Share purchase option derivative liability	208,091
Stock purchase warrants	1,621,867
Beneficial conversion feature	1,365,207
Loan origination fees	231,284
Subtotal	$22,500,000
Origination fee and Underwriting fee	2,500,000
Secured Credit Facility, net of all discounts	$25,000,000

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

The following table reflects the net amounts recorded as debt at March 31, 2018 and December 31, 2017:

	Initial	Supplemental	Convertible	Convertible	Secured
	Line of	Line of	Notes	Notes	Credit
	Credit	Credit	Series A	Series B	Facility

December 31, 2017, Principal Balance	$(5,000,000)	$(3,552,500)	$(4,833,200)	$(4,724,900)	$(5,000,000)
December 31, 2017, Total, net	$(5,000,000)	$(3,552,500)	$(2,319,862)	$(4,512,035)	$(4,896,565)
Principal
Borrowings	-	-	-	-	(20,000,000)
Repayments	5,000,000	1,500,000	-	-	-
Conversions	-	-	200,000	-	-
			-	-	-
Beginning Balance - Unamortized Debt Issuance Costs - Original Issuer Discount	-	-	266,509	168,324	103,435
Additions	-	-	-	-	3,176,283
Accretion	-	-	(74,030)	(42,026)	(256,994)
Ending - Unamortized Debt Issuance Costs - Original Issuer Discount	-	-	192,479	126,298	3,022,724

Beginning Balance - Unamortized Debt Issuance Costs - Beneficial Conversion Feature	-	-	1,324,748	44,541	-
Additions	-	-	-	-	1,365,207
Accretion	-	-	(372,508)	(11,135)	(110,459)
Ending - Unamortized Debt Issuance Costs - Beneficial Conversion Feature	-	-	952,240	33,406	1,254,748

Beginning Balance - Unamortized Debt Issuance Costs - Warrant Discount	-	-	922,081	-	-
Additions	-	-	-	-	1,621,867
Accretion	-	-	(259,255)	-	(131,226)
Ending - Unamortized Debt Issuance Costs - Warrant Discount	-	-	662,826	-	1,490,641
March 31, 2018, Principal Balance	$-	$(2,052,500)	$(4,633,200)	$(4,724,900)	$(25,000,000)
March 31, 2018, Total, net	$-	$(2,052,500)	$(2,825,655)	$(4,565,196)	$(19,231,887)

NOTE 7—ASSET RETIREMENT OBLIGATION

To determine the fair value of the asset retirement obligation incurred as of March 31, 2018, the Company assumed an inflation rate of 2.0%, an estimated average asset life of between 27.0 and 40.0 years, and a credit-adjusted risk-free interest rate between 11.26% and 11.86%.

The following reconciles the activity of the asset retirement obligation for the periods presented:

	Three months ended	Year ended
	March 31,	December 31,
	2018	2017
Asset retirement obligation, beginning of period	$1,123,444	$945,419
Liabilities settled	(55,067)	(50,163)
Liabilities incurred	612	91,999
Revisions in estimated liabilities	—	36,507
Accretion	28,356	99,682
Asset retirement obligation, end of period	$1,097,345	$1,123,444

Current liability	$240,848	$288,784
Long-term liability	$856,497	$834,660

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liability balances were comprised of the following:

	March 31,	December 31,
	2018	2017
Trade payables and accrued liabilities	$1,638,094	$1,544,112
Accrued interest payable	112,052	876,455
Liabilities incurred in connection with development of crude oil and natural gas properties	7,541,074	1,719,785
Total	$9,291,220	$4,140,352

NOTE 9—SHAREHOLDERS’ EQUITY

Activity for the three months ended March 31, 2018 included the following:

On February 23, 2018 the Company issued 70,000 shares of common stock at $1.0 per share in lieu of cash compensation.

On March 12, 2018 the Company issued 135,963 shares of common stock in connection with the conversion of $200,000 of 10% convertible notes payable plus accrued interest. The shares were issued at the contractual rate of $1.50.

Activity for the three months ended March 31, 2017 included the following:

On January 20, 2017 and January 30, 2017, in connection with the closings of a private placement, the Company issued 2,216,978 and 3,154,601 warrants, respectively, to the purchasers of convertible promissory notes. The warrants are exercisable at $3.00 per share and expire on December 31, 2019.

On January 20, 2017 and January 30, 2017, in connection with the closings of a private placement, the Company issued 221,744 and 315,526 warrants, respectively, to the placement agent. The warrants are exercisable at $1.50 per share and expire on December 31, 2021.

Warrants

The table below summarizes warrants outstanding as of March 31, 2018:

	Shares Underlying	Exercise Price
	Outstanding Warrants	Per Share	Expiration Date
Underwriter warrants	255,600	$1.25	11/12/2020
Investor warrants	6,666,600	$3.00	12/31/2019
Placement agent warrants	666,600	$1.50	12/31/2021
Secured Credit Facility Warrants	1,500,000	$0.01	2/1/2020
Total	9,088,800

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

Activity for the three months ended March 31, 2018 included the following:

On February 1, 2018 in connection with the closing of the Secured Credit Facility the Company issued $1,500,000 stock purchase warrants. The warrants are exercisable at $0.01 per share and expire on February 1, 2020 (Notes 6 and 11).

NOTE 10—STOCK-BASED COMPENSATION

On August 18, 2016, the Company’s Board of Directors adopted the Amended and Restated PetroShare Corp. Equity Incentive Plan (the “Plan”), which amended and restated the Company’s original equity incentive plan. The Plan terminates on August 17, 2026. Among other things, the Plan increased the number of shares of common stock reserved for issuance thereunder from 5,000,000 to 10,000,000. The Company’s shareholders approved the Plan at the Company’s annual meeting of shareholders on September 8, 2016.

Activity for the three months ended March 31, 2018 included the following:

On March 1, 2018, the Company issued 325,000 options to purchase shares of the Company’s common stock, which options are exercisable at $1.03 per share. The options were issued to employees and an officer of the Company.

There was no activity for the three months ended March 31, 2017

A summary of activity under the Plan for the three months ended March 31, 2018 is as follows:

		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding, December 31, 2017	4,997,000	$0.85	4.44
Exercisable, December 31, 2017	4,347,500	$0.74	4.48
Granted	325,000	1.03	4.92
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, March 31, 2018	5,322,000	$0.86	4.24
Exercisable, March 31, 2018	4,347,500	$0.74	4.39

The fair value of each stock-based award was estimated on the date of the grant using the Black-Scholes pricing model that incorporates key assumptions including volatility of the Company’s stock, dividend yield and risk-free interest rates. As the Company’s common stock has limited historical trading data, the expected stock price volatility is based on the historical volatility of a group of publicly-traded companies that share similar operating metrics and histories and that of the Company itself.  The expected term of the awards represents the period that management anticipates awards will be outstanding. As there was insufficient historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options. The risk-free rates for the periods within the contractual life of the options are based on the US Treasury bond rate in effect at the time of the grant for bonds with maturity dates at the expected term of the options. The Company has never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero. Compensation expense related to stock options was recorded net of estimated forfeitures, which for options remaining at March 31, 2018, was $nil.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

The table below summarizes assumptions utilized in the Black-Scholes pricing model for the three months ended March 31, 2018:

	March 31,	December 31,
	2018	2017
Expected option term—years	3.0	2.5 - 3.25
Risk-free interest rate	2.58%	1.75% - 1.93%
Expected dividend yield	—	—
Volatility	96%	162% - 169%
Forfeited	—	—

During the three months ended March 31, 2018, and 2017 the Company recorded stock-based compensation of $0.2 million and $0.1 million, respectively, related to options issued through the Plan.  Unvested stock-based compensation related to the options at March 31, 2018 and December 31, 2017 amounted to $0.7 million and $0.6 million, respectively.

NOTE 11—RELATED PARTY TRANSACTIONS

Providence

Initial Line of Credit

As of March 31, 2018, and December 31, 2017, the Company had and outstanding balance of $nil and $5.0 million on the initial line of credit and had accrued interest in the amount of $nil and $0.5 million, respectively. The outstanding principal balance of $5.0 million and accrued interest of $0.5 million were repaid on February 1, 2018 with proceeds from the closing of the Secured Credit Facility. Interest expense of $0.3 million was recognized related to the note and accretion of unamortized debt discount during the three months ended March 31, 2018.

Secured Credit Facility

Related to the execution of the Credit Agreement the Company entered into a Secured Credit Facility (Note 6), pursuant to which the Company borrowed $25MM from PEO affiliated entities.

PEO beneficially owns approximately 11.7% of the Company’s common stock. PEO and affiliated entities could potentially own approximately 48% of the Company’s common stock in the event of the exercise of certain convertible notes and the exercise of warrants (Note 6). As of March 31, 2018, Included in Accounts payable and accrued liabilities – related party are $1.3 million in Underwriting fees payable due on February 1, 2019. Interest expense of $1.2 million was recognized related to the note and the accretion of debt discounts during the three months ended March 31, 2018.

In connection with the execution of the Secured Credit Facility the Company issued 1.5 million warrants to purchase common stock of the Company to PEO affiliated entities (Note 9).

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

Operations

As of March 31, 2018, the Company has recorded a net $0.4 million in Accounts receivable—joint interest billing—related party. This amount relates to amounts billed to PEO related to its participation in the Company’s operated Shook drilling program and PEO’s ownership interest in the vertical wells that the Company operates.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Operating leases and agreements

The Company leases its office facility under a four-year non-cancelable operating lease expiring in March 2021. The following is a schedule by year of future minimum rental payments required under the lease agreement:

As of March 31, 2018	Amount
2018	$98,046
2019	133,698
2020	137,658
2021	34,662
Total	$404,064

Lease expense totaled $31,692 and $22,815 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 13 - RESTATEMENT OF PRIOR PERIOD CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of its consolidated financial statements for the year ended December 31, 2017, the Company identified a mathematical error related to the calculation of the depletion, depreciation and amortization of oil and gas properties as recorded during the period ended March 31, 2017.  The issue resulted from the application of an incorrect conversion factor when evaluating NGL volumes. The impact of the correction of this issue has been recorded during the quarter ended December 31, 2017.

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

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

The following table presents the restatement to the condensed consolidated statement of operations for the three months ended March 31, 2017;

Three months ended
March 31, 2017
Net (loss), as reported	$(2,139,139)
Adjustments:
Previously reported depletion, depreciation and amortization	$(450,669)
Total adjustment	115,254
Corrected depletion, depreciation and amortization	(335,415)
Net (loss), as restated	$(2,023,885)
Net (loss) per share, as reported	$(0.10)
Net (loss) per share, as restated	$(0.09)

NOTE 14—SUBSEQUENT EVENTS

On April 18, 2018 the Company’s Board of Directors expanded its membership from six to nine members with the appointment of three new members.  Each new board member appointee will receive quarterly director’s fees of $6,000 and was granted 25,000 restricted shares of the Company’s common stock, valued at $1.23 per share, and options to purchase 25,000 shares of the Company’s common stock at $1.23 per share.  The options may be exercised at any time on or before December 31, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, “PetroShare Corp.,” the “Company,” “we,” “our,” and “us” refer to PetroShare Corp.

The following discussion analyzes (i) our financial condition at March 31, 2018 and compares it to December 31, 2017, and (ii) our results of operations for the three months ended March 31, 2018 and 2017. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10‑K for the year ended December 31, 2017. Further, we encourage you to review the Cautionary Language Regarding Forward-Looking Statements.

Overview

We are an independent oil and natural gas company focused on the acquisition and development of crude oil and natural gas properties and have assembled approximately 10,000 net acres, including mineral rights only acreage, all of which is located in the Denver-Julesburg Basin, or the DJ Basin, in northeast Colorado. Our current operating focus is within the Wattenberg Field of the DJ Basin, which is located primarily in Adams and Weld Counties, Colorado. We have concentrated our efforts in areas where we believe the geo-mechanical characteristics of the underlying formations offer the potential for greater returns on capital. Our evaluation metrics include reservoir thickness, reservoir quality and resistivity of each formation, each of which affect the number of wells we plan to drill per drilling spacing unit. We have also pursued the development of our leasehold through securing surface use agreements, pad sites, drill site spacing units and horizontal well drilling permits along a new pipeline corridor that has introduced takeaway capacity for both oil and gas across much of our leasehold in the Southern Wattenberg field.  We have been successful at these endeavors as evidenced by the six 1,280 acre drill site spacing units that have been approved by the COGCC.  We believe the improved takeaway capacity enhances the value of our undeveloped leasehold in the area and will lead to expedited development by us and other industry participants.

As an oil and natural gas exploration and production company, our revenue, results of operation, cash flow from operations, reserve values, access to capital and future rate of growth are influenced by the prevailing prices of oil and natural gas. Changes in prices can affect, both positively and negatively, our financial condition, liquidity, ability to obtain financing, operating results, and the amount of oil and natural gas that we choose to produce. Prevailing prices for such commodities fluctuate in response to changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Inherently, the price received for oil and natural gas production is unpredictable, and such volatility is expected. All our production is sold at market prices and, therefore, the amount of revenue that we realize, as well as our estimates of future revenues, is to a large extent determined by factors beyond our control. To date we have not entered into hedging arrangements with respect to any of our future production, but we may choose to do so in the future.

Recent Developments

Following are what we believe to be significant developments for our company during the first quarter of 2018:

•

We participated in the completion of 18 gross horizontal wells operated by other parties.  These wells are now in production and should lead to growth in our overall production in the second quarter when compared to the first quarter of 2018;

•	We produced 61,200 BOE for the quarter, averaging 680 BOE/D, at an average sales price of $33.81 per BOE;
•

We completed the second and final closing on our $25 million Secured Credit Facility realizing net cash proceeds of $11.2 million. We continued efforts to raise capital to address our liquidity and working capital needs on a longer-term basis;

•

With our Secured Credit Facility in place we began the fracture stimulation process on our 14 horizontal operated Shook pad wells on April 1, 2018 and, if these wells are all completed and brought into production successfully, we believe our production will increase significantly leading to improved financial performance.

Going Concern

As described in the notes to our condensed consolidated financial statements, there is substantial doubt about our ability to continue as a going concern. This qualification is based on, among other things, our maturing debt obligations, accumulated losses and negative working capital. We are dependent on obtaining additional cash flow from operations and funding from the sale of debt or equity to continue as a going concern.

At March 31, 2018, we had a cash balance of approximately $9.4 million and other current assets of approximately $3.1 million compared to approximately $20.5 million of current liabilities. In June 2018, we are obligated to repay approximately $2.1 million in principal to satisfy the terms of our supplemental line of credit. In June 2018, we are obligated to make an approximate $0.5 million accrued interest payments on our convertible promissory notes. We had a net loss of approximately $1.5 million during the three months ended March 31, 2018 and $10.8 million during the year ended December 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the three months ended March 31, 2018 compared to March 31, 2017

The following table summarizes our operating results and averages for the three months ended March 31, 2018 and 2017:

	For the Three months ended
	March 31,
	2018	2017
Revenue
Crude Oil	$1,425,233	$1,219,391
Natural Gas	394,411	202,427
NGLs	249,288	39,567
Total revenue	$2,068,932	$1,461,385
Total operating expense(1)	$536,728	$421,653
Net (loss)(5)	$(1,487,743)	$(2,023,885)
Depletion, depreciation and amortization expense(5)(6)	$700,332	$330,912
Sales volume(2)(3)
Crude Oil (Bbls)	24,019	29,206
Natural Gas (Mcfs)	154,730	53,425
NGLs (Bbls)	11,394	1,818
BOE	61,200	39,928
Average sales price(4)
Crude Oil (per Bbl)	$59.34	$41.75
Natural Gas (per Mcf)	$2.55	$3.79
NGLs (per Bbl)	$21.88	$21.76
BOE	$33.81	$36.60
Average per BOE
Operating expense	$8.77	$10.56
Depletion, depreciation and amortization expense	$11.44	$8.29

(1)	Overall lifting costs (oil and gas production costs, including production taxes).

(2)	Some volumes are estimated based on preliminary reports from third party operators. Final reports may differ, but such differences are not expected to be material.

(3)	Sales volumes are based upon crude oil, natural gas and NGL’s sold or delivered during the period and differ from crude oil, natural gas and NGL’s produced during the period.

(4)	Averages calculated based upon non‑rounded figures.
(5)

Certain amounts for the three months ended March 31, 2017 were restated from amounts previously reported.  Specifically, previously reported net (loss) was $(2,139,139) and depletion, depreciation, and amortization was $446,166.  See Note 13 to the condensed consolidated financial statements.

(6)	Excludes depreciation not related to oil and gas properties.

Overview:  For the three months ended March 31, 2018, we realized a net loss of $1.5 million or $0.05 per share, compared to a net loss of $2.0 million or $0.09 per share for the three months ended March 31, 2017. Our production averaged 680 BOE/D during the first quarter of 2018 compared to 444 BOE/D in the first quarter of 2017. We expect to continue operating at a loss until the anticipated cash flow from the wells in which we have an interest is sufficient to cover operating, general and administrative and other expenses; however, we believe that our cash flow from our currently producing operated and non-operated properties is sufficient to cover our recurring general and administrative expenses.

Revenues:  Crude oil, natural gas and NGL sales revenue was $2.1 million for the three months ended March 31, 2018 compared to $1.5 million for the three months ended March 31, 2017. Revenue increased in the first quarter of 2018 compared to the 2017, resulting from increased sales volumes and improved oil prices, as described in “Volumes and Prices” below.

Volumes and Prices:  Crude oil, natural gas and NGL sales volumes were 61,200 BOE for the three months ended March 31, 2018, up from 39,928 BOE for the first quarter of 2017.  The increase in BOE per quarter is due to the increase in the number of wells in which we have an interest coming online.  For the three months ended March 31, 2018, our average crude oil sales price was $59.34 per Bbl; our average natural gas sales price was $2.55 per Mcf; and our average NGLs sales price was $21.88 per Bbl. Our overall average price for the three months ended March 31, 2018 was $33.81 per BOE, down slightly from $36.60 for the first quarter of 2017. The decrease in our average sales price per BOE relates to a change in the sales mix of volumes sold, as crude oil, our highest value product, declined from 73% to 39% of total sales volumes and natural gas, our lowest value product, increased from 22% to 42% of total sales volumes.

Operating Expense:  Operating expense for the three-month periods is shown below:

	Three months ended
	March 31,
	2018	2017
Lifting costs	$299,694	$227,667
Production taxes	230,919	189,962
Transportation and other costs	6,115	4,024
Total	$536,728	$421,653

Total operating expense increased $0.1 million to $0.5 million for the three months ended March 31, 2018 as compared to $0.4 million for the three months ended March 31, 2017. Much of the increase was due to increased severance and ad-valorum taxes on the increased value of oil and gas produced during the 2018 period and to increased lifting costs on wells which commenced production subsequent to March 31, 2017.

Lease operating costs per BOE were $4.90 and $5.70 for the three months ended March 31, 2018 and 2017, respectively. As a percent of crude oil, natural gas and NGL sales revenue, routine LOE was 14.5% and 15.58% for the three months ended March 31, 2018 and 2017, respectively. Overall operating costs (crude oil and natural gas operating costs, including production taxes) per BOE was $8.77 for the three months ended March 31, 2018, compared to $10.56 for the three months ended March 31, 2017. The decrease in lease operating and overall costs between comparable periods is due to the increase in production in 2018 over which the costs can be spread.

Depletion, depreciation and amortization expense:  Depletion, depreciation, and amortization increased $0.4 million for the three months ended March 31, 2018. The increase in expense was the result of increased production volumes related to wells placed on line in late 2017 and during the first quarter of 2018 partially offset by an increase in our estimated reserves.

Interest expense:  During the three months ended March 31, 2018, we recognized interest expense of $1.8 million compared to $1.4 million in the three months ended March 31, 2017. Interest expense recognized during the 2018 period was comprised of interest expense and the accretion of debt discounts and debt issuance costs on our Line of credit - related party, our Secured Credit Facility and our convertible promissory notes.

Change in fair value – derivative liability:  During the three months ended March 31, 2018, we recognized other income of $89,887 related to an increase in the fair value of the compound derivative liability embedded in the Secured Credit Facility.  Accounting standards require us to re-measure the value of the derivative liability each reporting period, and any changes in fair value are included in Other income or Other expense. Changes in fair value can be material.  During the comparable period in 2017, we were not a party to any derivative liabilities.

General and administrative expenses:    We reported general and administrative expenses of $0.6 million during the three months ended March 31, 2018 compared to $1.2 million in the three months ended March 31, 2017.  During the 2018 period, the reported expense is net of cost recovery income billed to our working interest partners of approximately $0.9 million.  Consistent with industry practice and pursuant to the operating agreements with our partners, they are required to reimburse us for certain overhead expenses incurred in connection with the drilling, completion and producing activities of wells in which we share working interests.  During the quarter ended March 31, 2018, the reimbursable amounts due to us included certain amounts incurred in prior periods.  We estimate that the amount applicable to prior periods was $0.7 million. Our operating agreements provide for a two-year time-period during which we can bill for the recovery of overhead charges.

The apparent decrease of $0.6 million, or 50%, from 2017 to 2018 is not indicative of future trends.  Total general and administrative expenses incurred during the quarter ended March 31, 2018 were $1.5 million, an increase of $0.3 million from amounts incurred during the quarter ended March 31, 2017.  While we are controlling general and administrative costs as aggressively as possible, we anticipate that costs will continue to increase as we attempt to grow our business.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our liquidity and access to capital improved in the first quarter of 2018.   As noted above, there is substantial doubt about our ability to continue as a going concern due to continuing losses from operations, need for capital, and substantial near-term liabilities. However our working capital deficit decreased from $17.8 million at December 31, 2017 to $8.1 million at March 31, 2018 as a result of the closing of our Secured Credit Facility on February 1, 2018  At March 31, 2018, we had a cash balance of $9.4 million, the majority of which was received from the proceeds of our Secured Credit Facility and is primarily allocated for development of our oil and gas properties. We continue to seek additional outside financing on an expedited basis.

During the three months ended March 31, 2018, we received net cash proceeds of $11.2 million from the second closing of or Secured Credit Facility. Simultaneous with the closing, proceeds of $8.8 million were applied to lender fees of $1.2 million, repayment of the Initial Line of Credit of $5.0 million, repayment of $1.5 million on the Supplement Line of Credit, and repayment of $1.1 million in accrued interest.  Substantially all the proceeds received from the Second closing will be expended in conjunction with our operating activities during the first six months of the year. We have maturing debt obligations that include $2.1 million of principal on our supplemental line of credit which is due in June 2018 and $10.0 million of principal plus accrued interest outstanding related to our convertible notes payable which is due on December 31, 2018.

The amount we invest in development, drilling, and leasing activities depends on, among other factors, our fundraising efforts, opportunities presented to us, and the results of drilling to date. The most significant of our future capital requirements, in addition to repayment of debt and payment of accounts payable and accrued liabilities, include (i) costs to drill or participate in additional wells; (ii) costs to acquire additional acreage that we may identify in the Southern Core area or other areas; (iii) approximately $0.5 million. per month for salaries and other corporate overhead; and (iv) legal and accounting fees associated with our status as a public company required to file reports with the SEC. We anticipate funding these projected capital requirements with proceeds from the sale of debt or equity, the success of which cannot be assured, and cash flow from operations.

Cash Flows

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2018 was $0.8 million compared to net cash used in operating activities of $1.3 million during the three months ended March 31, 2017, representing reduced usage of $0.5 million The reduced use of cash is primarily attributable to improved revenues from sale of oil, natural gas, and liquids, along with an aggressive campaign to control cash expenditures.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 was $1.7 million compared to $3.5 million during the three months ended March 31, 2017, representing a decrease of $1.8 million.  Cash expenditures on development activities on the Shook pad slowed somewhat during the 2018 quarter as we prepared the pad for completion activities which commenced April 1, 2018.  Related to our interests in properties operated by third parties, substantial development occurred during the quarter and we will be required to expend funds for those costs in the near term.   In the 2017 period, cash used in investing activities consisted primarily of our share of costs related the Jaccobucci pad and initial work performed at our Shook pad.

Financing Activities

During the three months ended March 31, 2018, we closed on the Secured Credit Facility which provided net cash proceeds of $11.2 million and provided the resources to repay $6.5 million in principal and $1.1 million in accrued interest from other financings.  The total face value of the Secured Credit Facility is $25.0 million, including the $5.0 million that originated in 2017.

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

•

Statements concerning the benefits or outcomes that we expect from our business activities and certain transactions that we contemplate or have completed, such as the receipt of proceeds, increased revenues, decreased expenses and expenditures; and

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

The important factors that could affect the accuracy of forward‑looking statements and prevent us from achieving our stated goals and objectives include, but are not limited to:

•	Changes in the general economy affecting the disposable income of the public;

•	Changes in environmental law, including federal, state and local legislation;
•	Changes in drilling requirements imposed by state or local laws or regulations;
•	Terrorist activities within and outside the United States;
•	Technological changes in the crude oil and natural gas industry;
•	Acts and omissions of third parties over which we have no control;
•	Changes in operating, exploration, development or overhead costs;
•	Inflation and the costs of goods or services used in our operation;
•	Access and availability of materials, equipment, supplies, labor and supervision, power, and water;
•	Interpretation of drill hole results and the uncertainty of reserve estimates;
•	The availability of sufficient pipeline and other transportation facilities to carry our production and the impact of these facilities on price;
•	The level of demand for the production of crude oil and natural gas;
•	Changes in our business strategy;
•	Potential failure to achieve production from drilling projects; and
•	Capital expenditures.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) (“Framework”). Based on this assessment, management concluded that our internal control over financial reporting as of March 31, 2018, was effective. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer.

Changes in Internal Control Over Financial Reporting

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

These deficiencies were identified by management and were corrected prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2017. We therefore believe that the material weakness that existed at December 31, 2017 was remediated prior to the issuance of our December 31, 2017 financial statements.

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

•	We engaged a new independent contractor with significant technical accounting and industry experience to assist with the review process.

These changes to internal controls occurred during the quarter ended March 31, 2018 and therefore, we believe our previously reported material weakness has been remediated.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors.

There are many risks inherent in our business.  Factors that could materially adversely affect our business, financial condition, operating results or liquidity, and the trading price of our common stock are described under Item 1A, Risk Factors, of the Annual Report on Form 10-K filed with the SEC on March 29, 2018.  There have been no material changes regarding risk factors since that date.

Item 6.  Exhibits.

The following exhibits are filed, furnished or incorporated by reference in this report:

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation as filed with the Colorado Secretary of State on September 4, 2012	S‑1	333‑198881	3.1	September 22, 2014
3.2	Bylaws of the Company dated November 30, 2012	S‑1	333‑198881	3.2	September 22, 2014
10.1	Secured Term Credit Agreement among the Company, Providence Wattenberg, LP and 5NR Wattenberg, LLC, dated February 1, 2018	8-K	001-37943	10.1	February 7, 2018
10.2	Form of Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement	8-K	001-37943	10.2	February 7, 2018
10.3	First Amendment to Amended and Restated Participation Agreement, dated February 1, 2018	8-K	001-37943	10.3	February 7, 2018
10.4	Registration Rights Agreement between the Company, Providence Wattenberg, LP, 5NR Wattenberg, LLC and Providence Energy Operators, LLC dated February 1, 2018	8-K	001-37943	10.4	February 7, 2018
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					X
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

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

Chief Executive Officer (Principal Executive Officer)
PetroShare Corp.

Date: May 11, 2018	By:	/s/ Stephen J. Foley Stephen J. Foley, Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2018	By:	/s/ Paul D. Maniscalco Paul D. Maniscalco, Chief Financial Officer (Principal Financial and Accounting Officer)