Form 10-Q
period 2018-06-30
PetroShare Corp.
filed 2018-08-14
CIK 1568079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,064,765 shares outstanding as of August 14, 2018.

PETROSHARE CORP.
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2018

References in this report to agreements to which PetroShare Corp. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and other reports filed with the SEC, and the exhibits filed with or incorporated therein by reference.

Please see Cautionary Language Regarding Forward-Looking Statements on page 27 of this report for important information contained herein.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.
PetroShare Corp.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$1,379,283	$713,924
Accounts receivable - joint interest billing	6,419,099	828,583
Accounts receivable - joint interest billing - related party	7,431,969	204,730
Accounts receivable - crude oil, natural gas and NGL sales	3,785,321	1,412,612
Prepaid expenses and other assets	115,347	26,795
Deferred financing fee, net	-	251,389
Total current assets	19,131,019	3,438,033
Crude oil and natural gas properties - using successful efforts method:
Proved crude oil and natural gas properties	51,982,054	22,144,366
Unproved crude oil and natural gas properties	6,654,026	1,919,335
Wells in progress	146,807	9,858,262
Less: accumulated depletion, depreciation and amortization	(3,954,384)	(2,849,374)
Crude oil and natural gas properties, net	54,828,503	31,072,589
Property, plant and equipment, net	136,811	168,411
Other assets	333,871	233,871
TOTAL ASSETS	$74,430,204	$34,912,904
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,245,823	$4,140,352
Accounts payable and accrued liabilities - related party	1,299,390	589,496
Oil and gas revenue distributions payable	131,262	148,103
Participation agreement payable – related party	4,647,047	—
Drilling advances - related party	—	680,248
Asset retirement obligation	213,043	288,784
Line of credit - related party	—	5,000,000
Supplemental line of credit	—	3,552,500
Convertible notes payable, net	8,047,562	6,831,897
Total current liabilities	42,584,127	21,231,380
Long-term liabilities
Secured credit facility - related party, net	18,275,252	4,896,565
Derivative liability - Secured credit facility - related party	1,691,117	—
Other long-term liabilities	53,967	67,265
Asset retirement obligation	881,564	834,660
Total liabilities	63,486,027	27,029,870

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,064,765 and 27,718,802 shares issued and outstanding, respectively	28,061	27,719
Additional paid-in capital	33,212,356	28,553,736
Accumulated deficit	(22,296,240)	(20,698,421)
Total Shareholders’ Equity	10,944,177	7,883,034
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$74,430,204	$34,912,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		Restated Note 13		Restated Note 13
REVENUE:
Crude oil sales	$4,042,615	$3,811,009	$5,467,848	$5,030,400
Natural gas sales	397,978	373,225	792,389	575,652
NGL sales	184,943	273,268	434,231	312,835
Total revenue	4,625,536	4,457,502	6,694,468	5,918,887
COSTS AND EXPENSES:
Lease operating expense	187,201	196,474	493,396	428,680
Production taxes, gathering and marketing	519,520	294,678	750,439	484,640
Exploration costs	—	2,483	—	66,673
Depletion, depreciation and amortization	1,218,175	1,119,834	1,931,772	1,453,673
Accretion of asset retirement obligation	27,255	22,667	55,612	46,912
Settlement - asset retirement obligations	1,274	2,075	(54,178)	23,123
General and administrative expense	941,610	1,676,587	1,538,624	2,866,669
Total costs and expenses	2,895,035	3,314,798	4,715,665	5,370,370
Operating income	1,730,501	1,142,704	1,978,803	548,517
OTHER INCOME (EXPENSE):
Change in fair value – derivative liability	(110,987)	—	(21,100)	—
Other income (expense)	(12,459)	144	(11,661)	246
Interest expense	(1,717,129)	(1,442,475)	(3,543,861)	(2,872,275)
Total other income (expense)	(1,840,575)	(1,442,331)	(3,576,622)	(2,872,029)
Net (loss)	$(110,074)	$(299,627)	$(1,597,819)	$(2,323,512)
Net (loss) per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.06)	$(0.10)
Weighted average number of shares outstanding:
Basic and diluted	28,005,644	22,563,830	27,891,210	22,265,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2018	2017
		Restated
		(Note 13)
Cash flows from operating activities:
Net (loss)	$(1,597,819)	$(2,323,512)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, and amortization	1,931,772	1,453,673
Deferred rental liability	(13,298)	—
Accretion of asset retirement obligation	55,612	46,912
Accretion of debt discounts	3,162,617	2,251,752
Share-based compensation	660,794	730,745
Change in fair value - derivative liability	21,100	—
(Gain) / loss on settlements of asset retirement obligations	(54,178)	23,123
Changes in operating assets and liabilities:
Accounts receivable - joint interest billing	(824,527)	(578,758)
Accounts receivable - joint interest billing - related party	(538,467)	(161,011)
Accounts receivable - crude oil, natural gas and NGL sales	(2,372,709)	(4,052,581)
Deferred equity issuance costs	—	(186,312)
Prepaid expenses and other assets	(188,552)	1,024,184
Accounts payable and accrued liabilities	(1,059,316)	1,300,359
Oil and gas revenue distributions payable	(16,841)	134,364
Accounts payable and accrued liabilities - related party	49,390	—
Drilling advances - related party	(680,248)	5,001,760
Settlements of asset retirement obligations	(88,781)	—
Net cash (used in) provided by operating activities	(1,553,451)	4,664,698
Cash flows from investing activities:
Additions of property, plant and equipment	—	(164,346)
Development of crude oil and natural gas properties	(8,706,655)	(3,294,424)
Acquisitions of crude oil and natural gas properties	(237,727)	(2,695,226)
Net cash (used in) investing activities	(8,944,382)	(6,153,996)
Cash flows from financing activities:
Borrowings under secured credit facility, net	11,163,192	—
Repayment under supplemental line of credit	—	(3,552,500)
Convertible notes issued for cash	—	7,251,662
Net cash provided by financing activities	11,163,192	3,699,162
Cash:
Net increase in cash	665,359	2,209,864
Cash, beginning of period	713,924	2,449,412
Cash, end of period	$1,379,283	$4,659,276
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$801,759	$432,047
Non-cash investing and financing activities:
Accrued development costs - crude oil and natural gas properties	$25,513,409	$6,493,513
Oil and gas properties – additions – accrued participation agreement payable – related party	$4,647,047	$—
Conveyance of oil and gas properties – debt repayment	$2,052,500	$—
Lender fees – secured credit facility	$1,250,000	$—
Issuance of common stock warrants in connection with private placement	$—	$809,779
Issuance of common stock warrants in connection with Secured credit facility	$1,521,451	$—
Issuance of common stock in connection with conversion of notes payable and accrued interest	$203,944	$—
Issuance of common stock in connection with lease acquisitions	$—	$847,001
Embedded discount features - Secured credit facility	$3,942,792	$—
Initial line of credit - paid through Secured credit facility	$5,000,000	$—
Supplemental line of credit - paid through Secured credit facility	$1,500,000	$—
Accrued interest - paid through Secured credit facility	$1,086,608	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
June 30, 2018

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

In management’s opinion, the Condensed Consolidated Balance Sheet as of December 31, 2017, which has been derived from the audited consolidated financial statements, and the unaudited Condensed Consolidated Balance Sheet as of June 30, 2018, the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Except as noted below, there have been no changes to the footnotes from those accompanying the audited financial statements contained in the Company’s Form 10-K for the year ended December 31, 2017.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary CFW Resources, LLC, formed on August 1, 2017.

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded potentially dilutive securities as the effect of their inclusion would be anti-dilutive.

PETROSHARE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

Potentially dilutive securities at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
Exercisable stock options	4,693,500	4,347,500
Warrants to purchase common shares	9,088,800	7,588,800
Shares underlying secured credit facility	17,251,052	—
Shares underlying convertible notes	6,238,733	6,372,066
Total	37,272,085	18,308,366

Capitalized Interest Costs

The Company has capitalized certain interest costs related to proved properties that are currently undergoing activities necessary to prepare them for their intended use. These costs have been capitalized to oil and gas properties.

Revenue Recognition

 Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The timing of recognizing revenue from the sale of crude oil, natural gas and natural gas liquids was not changed as the result of the adoption of this standard. The Company derives all its revenue from the sale of crude oil, natural gas and natural gas liquids. Currently, all sales are in the Wattenberg Field in Northern Colorado. The ASU requires disclosure of significant components of revenue (disaggregation) which the Company presents on the face of the Statements of Operations. The contractual performance obligation is satisfied when the product is delivered to the purchaser. Revenue is recorded in the month the product is delivered to the purchaser. The Company typically receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for specified differentials. ASU 2014-09 does not require that the transaction price be fixed or stated in the contract.

Debt Discount Costs

On February 1, 2018, the Company entered into a Secured Term Credit Agreement (“Credit Agreement” and or “Secured Credit Facility”) with Providence Wattenberg, LP and 5NR Wattenberg, LLC (the “Secured Lenders”). Each of Providence and 5NR are affiliates of the Lenders (named below) under a Letter Agreement entered into by the Company and Providence Energy Ltd (“PEC”), Providence Energy Partners, LP (“PEP III”), Providence Energy Operators, LLC (“PEO”) Fifth Partners, LLC (“Fifth”) on December 21, 2017 (Note 6). The Credit Agreement contained an embedded beneficial conversion feature and warrants to purchase common stock of the Company. The proceeds from the sale of the securities were allocated between the Secured Credit Facility and, where applicable, the warrants based on the relative fair values of the debt instrument, without the warrants, and of the warrants themselves at the time of issuance. The fair value of the beneficial conversion feature has been recorded as a reduction of the carrying value of the Secured Credit Facility and is being amortized to interest expense using the effective interest method over the term of the Secured Credit Facility. The fair value of warrants issued has been recorded as a reduction to the carrying value of the Secured Credit Facility, and is being amortized over the term of the Secured Credit Facility using the effective interest method. Origination fees paid in cash have been recorded as a reduction in the carrying value of the Secured Credit Facility and are being amortized over the term of the Secured Credit Facility using the effective interest method.

PETROSHARE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

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

NOTE 3—GOING CONCERN

In the Report of the Independent Registered Public Accounting Firm as of and for the year ended December 31, 2017, the Company's independent registered public accounting firm expressed in an explanatory paragraph to their opinion significant doubt about the Company’s ability to continue as a going concern from the issuance date of their opinion.

Pursuant to ASU 2014-15, Presentation of Financial Statements – Going Concern the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity may be unable to meet its obligations as they become due within one year from the condensed consolidated financial statement issuance date. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $1.6 million during the six months ended June 30, 2018, and as of that date, the Company's current liabilities exceeded its current assets by $23.5 million.

As of June 30, 2018, the Company had insufficient working capital and revenues from operations to meet its maturing debt obligations and other liabilities incurred and to be incurred in connection with the Company’s development activities. The Company will also need to generate sufficient cash flow from operations and sell equity or debt to fund further planned drilling and acquisition activity. If sufficient cash flow and additional financing are not available, the Company may be compelled to reduce the scope of its business activities and/or sell a portion of the Company’s interests in its oil and gas properties. This, in turn, may have an adverse effect on the Company’s ability to realize the value of its assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

PETROSHARE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

Management has evaluated these conditions and determined proceeds resulting from the Secured Credit Facility closed in February, 2018 (Note 6) coupled with increasing revenues from the Company’s non-operated and operated properties, may allow the Company to meet a portion of its maturing debt and interest obligations. However, to continue to fully execute its business plan, additional capital will be required. As part of the analysis, the Company considered selective participation in certain non-operated drilling programs based on availability of working capital and the timing of production-related cash flows.

The Company’s condensed consolidated financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4—FAIR VALUE MEASUREMENTS

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

●
Level 1: Quoted prices available in active markets for identical assets or liabilities;
●
Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability;
●
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

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s Secured Credit Facility, categorized as Level 3 for the six months ended June 30, 2018. There were no comparable liabilities for the 2017 period:

Six months ended June 30, 2018
Beginning balance	$-
Additions (Note 6)	(1,670,017)
Gain (loss) included in earnings	(21,100)
Gain (loss) included in other comprehensive income	-
Ending Balance	(1,691,117)

PETROSHARE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and various borrowings. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. Likewise, the various borrowings have short term maturities and bear interest at variable rates.

NOTE 5—CRUDE OIL AND NATURAL GAS PROPERTIES

The Company’s oil and gas properties are located entirely within the United States. The net capitalized costs related to the Company’s oil and gas producing activities were as follows:

	June 30,	December 31,
	2018	2017
Proved oil and gas properties	$51,982,054	$22,144,366
Unproved oil and gas properties (1)	6,654,026	1,919,335
Wells in progress (2)	146,807	9,858,262
Total capitalized costs	58,782,887	33,921,963
Accumulated depletion, depreciation and amortization	(3,954,384)	(2,849,374)
Net capitalized costs (3)	$54,828,503	$31,072,589

(1)
Unproved oil and gas properties represent unevaluated costs the Company excludes from the amortization base until proved reserves are established or impairment is determined.

(2)
Costs from wells in progress are excluded from the amortization base.

(3)
Net capitalized costs include capitalized interest costs. Approximately $2.2 million was capitalized during the six months ended June 30, 2018.

Acquisitions and Divestitures

In June, 2018 the Company executed two participation agreements with PEO whereby the Company agreed to acquire working interests in approximately 2,200 gross mineral acres for a total purchase price of $4.6 million (Note 11).  The terms of the agreements allow the Company to defer payment until December 31, 2018.  Should the Company fail to fund its participation, it will be obligated to pay a $0.7 million penalty fee and surrender all of its interests in the underlying assets.

Effective June 1, 2018, the Company closed a transaction with PEP III that conveyed all of its working interests in four producing wells, eight wells in various stages of drilling and completion, 16 proposed wells and the underlying mineral leases (the "Ocho Assets").  As the transaction represented the conveyance of part of an interest in a proved property it has been recorded as a normal retirement.  Proved oil and gas properties cost of $0.8 million were applied against accumulated depletion, depreciation, and amortization and  $2.1 million has been recorded as property in lieu of payment against the outstanding principal balance of the supplemental line of credit (Note 6).

NOTE 6—DEBT

Line of credit

On May 13, 2015, the Company entered into a Revolving Line of Credit Facility Agreement ("initial line of credit", “Line of credit”) with PEO, a related party, which provided the Company a revolving line of credit of up to $5.0 million. On February 1, 2018 concurrent with the closing of the Secured Credit Facility (as described more fully below), the outstanding balance of $5.0 million plus accrued interest was repaid in full. In connection with the repayment the Company recognized $0.3 million in interest expense related to the recognition of an unaccreted debt discount associated with the Line of Credit.

PETROSHARE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

As of December 31, 2017, the outstanding balance on the Line of credit was $5.0 million and accrued interest was $0.5 million. During the six months ended June 30, 2018 and 2017, the Company recorded interest expense of $0.3 million and $0.1 million respectively, related to the initial line of credit.

Supplemental line of credit

On October 13, 2016, the Company entered into a revolving line of credit facility agreement (the “supplemental line of credit”) with PEP III.  PEP III is an affiliate of PEO by-virtue of having affiliated personnel. The supplemental line of credit permitted the Company to borrow up to $10.0 million to pay costs associated with its acquisition and development of oil and gas properties in the Wattenberg Field. Interest on the supplemental line initially accrued at the rate of 8% per year.

The supplemental line of credit was amended on March 30, 2017, pursuant to which the Company agreed not to borrow additional amounts against the supplemental line of credit and to repay $3.6 million.

On June 8, 2017, the Company entered into a letter agreement (“PEP III Agreement”) with PEP III and PEO, pursuant to which PEP III agreed to modify the Company’s supplemental line of credit. The PEP III Agreement extended the maturity date of the supplemental line of credit, including approximately $3.8 million in outstanding principal and accrued interest, from June 13, 2017 until December 27, 2017, and increased the interest rate on the supplemental line from 8% to 10%, effective June 8, 2017. The Company and PEO also agreed to amend the participation agreement between the Company and PEO, dated May 13, 2015 (“Participation Agreement”), in order to expand the area of mutual interest (“AMI”) established, and grants PEP III an option to participate under the Participation Agreement. As amended, the Participation Agreement grants PEO the option to acquire up to a 45% interest and, so long as the supplemental line of credit remains outstanding, grants PEP III the option to acquire up to a 10% interest in and participate in any oil and gas development on acreage acquired by the Company within the expanded AMI. The expanded AMI covers a total of four and one-half townships in Adams and Weld Counties, Colorado.

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

Effective June 1, 2018, the Company and PEP III closed on a transaction to exchange the Company’s interest in the Ocho Assets (Note 5) in full satisfaction of the remaining $2.1 million of outstanding principal balance. The Company accounted for this transaction as retirement in accordance with ASC 932-360-40-3. As the retirement did not impact the unit-of-production amortization rate no gain or loss was recognized on the transaction.

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

PETROSHARE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

During the six months ended June 30, 2018 one Convertible Note in the principal amount of $0.2 million plus accrued interest was converted into 135,963 shares of common stock. The conversion was recorded at the contractual conversion rate of $1.50 per share. No gain or loss was recognized in connection with the conversion (Note 9).

As of June 30, 2018, there was no accrued interest related to the Convertible Notes outstanding. As of December 31, 2017 accrued interest related to the notes was $0.3 million. The Series A Convertible Notes, together with all accrued and unpaid interest, are due and payable on December 31, 2018.

Series B Convertible Notes

On September 25, 2017, September 30, 2017 and October 17, 2017 the Company sold Series B Unsecured Convertible Promissory Notes (the "Series B Notes") in the principal amount of $4.7 million.

As of June 30, 2018, there was no accrued interest related to the Series B Notes outstanding. As of December 31, 2017 accrued interest related to the Series B Notes was $0.2 million. The Series B Notes, together with all accrued and unpaid interest, are due and payable on December 31, 2018.

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

●
Interest on the outstanding principal balance of the Loan accrues at the rate of 14% per year, plus 1% or the three month LIBOR, whichever is greater. In no event shall interest exceed 17%. Interest payments are due and payable monthly effective March 1, 2018.

●
The Company paid a $1.25 million origination fee at the time of the closing and agreed to pay a $1.25 million underwriting fee on February 1, 2019.

●
The Loan is secured by a lien on all the Company’s assets.

●
All principal and accrued interest under the Credit Agreement is due February 1, 2020 (“Maturity Date”).

●
At any time, each Secured Lender may convert 20% of the outstanding principal such Lender loaned into common stock of the Company at a price of $1.15 per share and the remaining principal at a price of $1.55 per share.

●
The Company issued to the Secured Lenders 1,500,000 warrants to purchase common stock of the Company at a price of $0.01 per share (Note 9).

●
The Secured Lenders were granted an option to purchase up to 50% of any securities offered by the Company in any private or public offering until December 31, 2018, and 25% of any securities offered thereafter; and

PETROSHARE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

●
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

The Secured Credit Facility is subject to certain financial and restrictive covenants under which the Company’s failure to comply might result in mandatory redemption of the outstanding balance. The covenants include;

●
The Company has agreed not to issue any equity securities or securities convertible into or exercisable for equity securities without the consent of Lenders, except for common stock issuable under the Company’s equity incentive plan, certain registered public offerings, common stock issuable in connection with certain convertible promissory notes and certain outstanding warrants; and

●
Maintenance of a Total Leverage Ratio and a Present Value of Proved Developed Producing Reserves Coverage Ratio, as defined in the Credit Agreement.

The Company received net cash proceeds of $11.2 million from the Secured Credit Facility after the deduction of amounts paid to the Secured Lenders and their affiliates for (i) full repayment of $5.0 million borrowed under the initial line of credit, (ii) partial repayment of $1.5 million against the Supplemental line of credit, (iii) payment of $1.25 million in origination fees to the Secured Lenders, and (iv) repayment of accrued interest of $1.1 million to the Secured Lenders.

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

It was determined that the rights to convert the debt into common shares contained a beneficial conversion feature that could be detached from the debt and valued as a component of equity. It was likewise determined that the warrants could be detached from the debt and valued as a component of equity. It was determined that the option to purchase shares at a 10% discount from VWAP represented a derivative liability that should be remeasured at fair value for each reporting period. The Company further determined that certain provisions of the agreement which provide for additional interest payments under certain conditions represent an additional compound derivative liability that should also be remeasured at fair value for each reporting period. For both the share purchase option and the additional interest provisions, a Monte Carlo simulation model was used to calculate estimates of fair value. The model was used as of February 1, 2018 to determine the initial valuation, and as of March 31, 2018 and June 30, 2018 to determine changes in the estimated values. During the period ended June 30, 2018, it was determined that the prior calculations had yielded an inaccurate estimate of the fair value of the share purchase option derivative liability and that the initial allocation of value to each component should be revised to reflect the more accurate estimate. Specifically the share purchase option derivative liability was undervalued by $1.1 million, the value allocated to the beneficial conversion feature was understated by $0.8 million and the net carrying value of the Secured Credit Facility was overstated by $1.9 million. As these revisions primarily reflected balance sheet reclassifications and were determined to be immaterial to the condensed consolidated financial statements, they were recorded during the period ended June 30, 2018.  The values disclosed in the notes to this quarterly report were appropriately updated to reflect the  amounts that should have been recorded at initiation.

PETROSHARE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

 As of June 30, 2018 the values allocated to each component of the debt instrument at its initiation date are set forth below;

Secured Credit Facility, net of all discounts	$16,786,981
Compound derivative liability	322,164
Share purchase option derivative liability	1,347,853
Stock purchase warrants	1,538,943
Beneficial conversion feature	2,272,775
Legal fees and other	231,284
Subtotal	$22,500,000
Origination fee and Underwriting fee	2,500,000
Secured Credit Facility	$25,000,000

The following table reflects the net amounts recorded as debt at June 30, 2018 and December 31, 2017:

	Initial	Supplemental	Convertible	Convertible	Secured
	Line of	Line of	Notes	Notes	Credit
	Credit	Credit	Series A	Series B	Facility

December 31, 2017, Principal Balance	$(5,000,000)	$(3,552,500)	$(4,833,200)	$(4,724,900)	$(5,000,000)
December 31, 2017, Total, net	$(5,000,000)	$(3,552,500)	$(2,319,862)	$(4,512,035)	$(4,896,565)
Principal
Borrowings	-	-	-	-	(20,000,000)
Repayments	5,000,000	3,552,500	-	-	-
Conversions	-	-	200,000	-	-
			-	-	-
Beginning Balance - Unamortized Debt Issuance Costs - Original Issuer Discount	-	-	266,509	168,324	103,435
Additions	-	-	-	-	4,284,416
Accretion	-	-	(138,184)	(84,052)	(789,224)
Ending - Unamortized Debt Issuance Costs - Original Issuer Discount	-	-	128,325	84,272	3,598,627

Beginning Balance - Unamortized Debt Issuance Costs - Beneficial Conversion Feature	-	-	1,324,748	44,541	-
Additions	-	-	-	-	2,272,775
Accretion	-	-	(689,848)	(23,379)	(408,794)
Ending - Unamortized Debt Issuance Costs - Beneficial Conversion Feature	-	-	634,900	21,162	1,863,981

Beginning Balance - Unamortized Debt Issuance Costs - Warrant Discount	-	-	922,081	-	-
Additions	-	-	-	-	1,538,943
Accretion	-	-	(480,202)	-	(276,803)
Ending - Unamortized Debt Issuance Costs - Warrant Discount	-	-	441,879	-	1,262,140
June 30, 2018, Principal Balance	$-	$-	$(4,633,200)	$(4,724,900)	$(25,000,000)
June 30, 2018, Total, net	$-	$-	$(3,428,096)	$(4,619,466)	$(18,275,252)

PETROSHARE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

NOTE 7—ASSET RETIREMENT OBLIGATION

To determine changes in the amount of the asset retirement obligation during the six months ended June 30, 2018, the Company assumed an inflation rate of 2.0% and a credit-adjusted risk-free interest rate ranging from 14% to 20%. Assumed well lives are based upon engineering and economic data and approximate 30 years for new wells and shorter lives for the acquisition of older wells.

The following table presents changes in the asset retirement obligation for the periods presented:

	Six months ended	Year ended
	June 30,	December 31,
	2018	2017
Asset retirement obligation, beginning of period	$1,123,444	$945,419
Liabilities settled	(142,959)	(50,163)
Liabilities incurred	58,510	91,999
Revisions in estimated liabilities	—	36,507
Accretion	55,612	99,682
Asset retirement obligation, end of period	$1,094,607	$1,123,444

Current obligation	$213,043	$288,784
Long-term liability	$881,564	$834,660

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liability balances were comprised of the following:

	June 30,	December 31,
	2018	2017
Trade accounts payable and accrued liabilities	$1,012,629	$1,544,112
Accrued interest payable	—	876,455
Liabilities incurred in connection with development of crude oil and natural gas properties	27,233,194	1,719,785
Total	$28,245,823	$4,140,352

NOTE 9—SHAREHOLDERS’ EQUITY

Activity for the six months ended June 30, 2018 included the following:

On February 23, 2018 the Company issued 70,000 shares of common stock, valued at $1.00 per share, in lieu of cash compensation.

PETROSHARE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

On March 12, 2018 the Company issued 135,963 shares of common stock in connection with the conversion of $200,000 of 10% convertible notes payable plus accrued interest. The shares were issued at the contractual rate of $1.50.

On April 18, 2018 the Company issued 75,000 shares of common stock, valued at $1.23 per share in connection with the appointment of three new members to its Board of Directors.

On June 1, 2018 the Company issued 65,000 shares of common stock valued $1.40 per share to employees of the Company as compensation. The shares are subject to certain vesting restrictions, but all 65,000 shares have full voting rights and are eligible to receive dividends during the vesting period.

Activity for the six months ended June 30, 2017 included the following:

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

On various dates, in connection with the execution of four employment agreements and the employment of additional employees, the Company issued 219,700 shares of restricted stock. The shares are subject to certain vesting restrictions, but all 219,700 shares have full voting rights and are eligible to receive dividends during the vesting period.

Warrants

The table below summarizes warrants outstanding as of June 30, 2018:

	Shares Underlying Outstanding	Exercise Price
	Warrants	Per Share	Expiration Date
Underwriter warrants	255,600	$1.25	11/12/2020
Investor warrants	6,666,600	$3.00	12/31/2019
Placement agent warrants	666,600	$1.50	12/31/2021
Secured Credit Facility Warrants	1,500,000	$0.01	2/1/2020
Total	9,088,800

Activity for the six months ended June 30, 2018 included the following:

On February 1, 2018 in connection with the closing of the Secured Credit Facility the Company issued 1,500,000 stock purchase warrants. The warrants are exercisable at $0.01 per share and expire on February 1, 2020 (Notes 6 and 11).

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

PETROSHARE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

Activity for the six months ended June 30, 2018 included the following:

On March 1, 2018, the Company issued 325,000 options to purchase shares of the Company’s common stock, which options are exercisable at $1.03 per share. The options were issued to employees and an officer of the Company. The options may be exercised at any time on or before March 1, 2023.

On April 18, 2018, the Company issued options to purchase 75,000 shares of the Company’s common stock, which options are exercisable at $1.23 per share. The options were issued to directors of the Company. The options may be exercised at any time on or before December 31, 2022.

A summary of activity under the Plan for the six months ended June 30, 2018 is as follows:

		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding, December 31, 2017	4,997,000	$0.85	4.44
Granted	400,000	$1.07
Exercised	-	$-
Forfeited	-	$-
Outstanding, June 30, 2018	5,397,000	$0.87	4.00
Exercisable, June 30, 2018	4,693,500	$0.79	3.96

The fair value of each stock-based award was estimated on the date of the grant using the Black-Scholes pricing model that incorporates key assumptions including volatility of the Company’s stock, dividend yield and risk-free interest rates. As the Company’s common stock has limited historical trading data, the expected stock price volatility is based on the historical volatility of a group of publicly-traded companies that share similar operating metrics and histories and that of the Company itself.  The expected term of the awards represents the period that management anticipates awards will be outstanding. As there was insufficient historical data available to ascertain the expected term of the options, the Company applied the “simplified method” in its calculation. The risk-free rates are based on the US Treasury bond rate in effect at the time of the grant for instruments with similar maturity dates. The Company has never paid dividends on its common stock and currently does not intend to do so, and as such, the expected dividend yield is zero. Compensation expense related to stock options is recorded net of actual forfeitures. There were no forfeitures during the period ended June 30, 2018.

The table below summarizes assumptions utilized in the Black-Scholes pricing model for the six months ended June 30, 2018:

June 30,
2018
Expected option term—years	2.4 - 3.0
Risk-free interest rate	2.58% - 2.73%
Expected dividend yield	—
Volatility	96% - 101%

PETROSHARE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

During the three months and six months ended June 30, 2018, the Company recorded stock-based compensation expense of $0.2 million and $0.4 million, respectively, related to options issued through the Plan. During the three months and six months ended June 30, 2017, the Company recorded stock-based compensation expense of $0.6 million and $0.7 million, respectively, related to options issued through the Plan. Unvested stock-based compensation related to the options at June 30, 2018 and December 31, 2017 amounted to $0.5 million and $0.6 million, respectively.

NOTE 11—RELATED PARTY TRANSACTIONS

Providence

Initial Line of Credit

As of June 30, 2018 there was no balance outstanding on the initial line of credit. As of December 31, 2017, the Company had an outstanding balance of  $5.0 million and had accrued interest in the amount of $0.5 million. The outstanding principal balance of $5.0 million and accrued interest of $0.5 million were repaid on February 1, 2018 with proceeds from the closing of the Secured Credit Facility. Interest expense of $0.3 million was recognized related to the note and accretion of unamortized debt discount during the six months ended June 30, 2018.

Secured Credit Facility

Related to the execution of the Credit Agreement the Company entered into a Secured Credit Facility (Note 6), pursuant to which the Company borrowed $25MM from PEO affiliated entities.

PEO beneficially owns approximately 11.7% of the Company’s common stock. PEO and affiliated entities could potentially own approximately 48% of the Company’s common stock in the event of the exercise of certain convertible notes and the exercise of warrants (Note 6). As of June 30, 2018, included in accounts payable and accrued liabilities – related party are $1.3 million in underwriting fees payable on February 1, 2019. Interest expense of $3.4 million was recognized related to the note and the accretion of debt discounts during the six months ended June 30, 2018.

In connection with the execution of the Secured Credit Facility the Company issued 1.5 million warrants to purchase common stock of the Company to PEO affiliated entities (Note 9).

Operations

As of June 30, 2018, the Company has recorded a net $7.4 million in Accounts receivable—joint interest billing—related party. This amount relates to amounts billed to PEO with respect to its participation in the Company’s operated Shook drilling program and PEO’s ownership interest in the vertical wells that the Company operates.

Participation Agreement

In June, 2018 the Company entered into a participation agreement with PEO, whereby the Company acquired 2,200 mineral acres and interests in eight wells from PEO for $4.4 million. Payment is due December 31, 2018. If the Company should elect not to complete its participation, the Company will owe a penalty of $0.7 million to PEO and surrender all of its interests in the assets.

Conveyance

              On June 1, the Company closed a transaction with an affiliate of PEO that exchanged the Company's interest in the Ocho Assets (Note 5) in exchange in full satisfaction of $2.1 million of outstanding principal related to our Supplemental line of credit (Note 6).

PETROSHARE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

NOTE 12—COMMITMENTS AND CONTINGENCIES

Operating leases and agreements

The Company leases its office facility under a four-year non-cancelable operating lease expiring in March 2021. The following is a schedule by year of future minimum rental payments required under the lease agreement:

As of June 30, 2018	Amount
2018	$62,586
2019	133,698
2020	137,658
2021	34,662
Total	$368,604

Lease expense totaled $29,816 and $61,508 and $27,293 and $50,108 for the three and six months ended June 30, 2018 and 2017, respectively.

NOTE 13 - RESTATEMENT OF PRIOR PERIOD CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of its consolidated financial statements for the year ended December 31, 2017, the Company identified a mathematical error related to the calculation of the depletion, depreciation and amortization of oil and gas properties as recorded during the three and six month periods ended June 30, 2017. The issue resulted from the application of an incorrect conversion factor when evaluating NGL volumes. The correction of this error was recorded during the quarter ended December 31, 2017.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company evaluated the error and determined that the related impact was not material to the Company’s results of operations or financial position for any prior interim period. Accordingly, the Company did not amend the quarterly reports filed during 2017. The amounts required to correct these errors in total were recorded in the consolidated financial statements for the year ended December 31, 2017. However, amounts related to 2017 periods presented in this quarterly report have been revised, as applicable.

The following table presents the restatement amounts included in the condensed consolidated statements of operations and cash flows for the three months and six months ended June 30, 2017;

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
Net (loss), as reported	$(733,469)	$(2,872,608)
Adjustments:
Previously reported depletion, depreciation and amortization (1)	$(1,536,174)	$(1,982,341)
Total adjustment	433,842	549,096
Corrected depletion, depreciation and amortization (1)	(1,102,332)	(1,433,245)
Net (loss), as restated	$(299,627)	$(2,323,512)
Net (loss) per share, as reported	$(0.03)	$(0.13)
Net (loss) per share, as restated	$(0.01)	$(0.10)

(1)
Excludes depreciation expense not directly related to oil and gas properties of $17,502 and $20,428 for the three and six months ended June 30, 2017, respectively.

NOTE 14—SUBSEQUENT EVENTS

  The Company has evaluated events through August 14, 2018 and noted no items that would require disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, “PetroShare Corp.,” the “Company,” “we,” “our,” and “us” refer to PetroShare Corp.

The following discussion analyzes (i) our financial condition at June 30, 2018 and compares it to December 31, 2017, and (ii) our results of operations for the three months and six months ended June 30, 2018 and 2017. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2017. Further, we encourage you to review the Cautionary Language Regarding Forward-Looking Statements.

Overview

We are an independent oil and natural gas company focused on the acquisition and development of crude oil and natural gas properties and have assembled approximately 10,000 net acres, including mineral rights only acreage, all of which are located in the Denver-Julesburg Basin, or the DJ Basin, in northeast Colorado. Our current operating focus is within the Wattenberg Field of the DJ Basin, which is located primarily in Adams and Weld Counties, Colorado. We have concentrated our efforts in areas where we believe the geo-mechanical characteristics of the underlying formations offer the potential for greater returns on capital. Our evaluation metrics include reservoir thickness, reservoir quality and resistivity of each formation, each of which affect the number of wells we plan to drill per drilling spacing unit. We have also pursued the development of our leasehold through securing surface use agreements, pad sites, drill site spacing units and horizontal well drilling permits along a new pipeline corridor that has introduced takeaway capacity for both oil and gas across much of our leasehold in the Southern Wattenberg field. We have been successful at these endeavors as evidenced by the six 1,280 acre drill site spacing units that have been approved by the COGCC. We believe the improved takeaway capacity enhances the value of our undeveloped leasehold in the area and will lead to expedited development by us and other industry participants.

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

Recent Developments

Following are what we believe to be significant developments for our company during the first six months of 2018:

●
We participated in the completion of 18 gross horizontal wells operated by other parties. These wells are now in production and lead to growth in our overall production in the second quarter when compared to the first quarter of 2018;

●
We produced 96,724 BOE for the quarter, compared to 61,200 BOE during the first quarter of the year. Average daily production for the second quarter was 1,063 BOE/D, compared to 680 BOE/D during the first quarter. Overall average sales price was $46.70 per BOE for the second quarter, compared to $33.81 per BOE during the first quarter;

●
We completed the second and final closing on our $25 million Secured Credit Facility realizing net cash proceeds of $11.2 million. We continued efforts to raise capital to address our liquidity and working capital needs on a longer-term basis;

●
With our Secured Credit Facility in place completed the fracture stimulation process on our 14 horizontal operated Shook pad wells. Four of the wells are currently on production, we are continuing flowback testing and will continue to bring these wells online sequentially. If these wells are all brought into production successfully we believe our production will increase significantly leading to improved financial performance.

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

At June 30, 2018, we had a cash balance of approximately $1.4 million and other current assets of approximately $17.7 million compared to approximately $42.6 million of current liabilities. In December 2018 we are obligated to are obligated to repay $9.4 million in principal and $0.4 million accrued interest on our convertible promissory notes and $4.6 million on our Participation agreement payable. On a monthly basis we are required to make interest payments of $0.4 million on our Secured Credit Facility as well as amounts payable related to our ongoing operated and non-operated drilling operations. We had a net losses of approximately $0.1 and $1.6 million during the three and six months ended June 30, 2018 and $10.8 million during the year ended December 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern depends on the success of our fundraising, future drilling, exploration and development efforts, and our ability to generate revenue sufficient to cover our costs and expenses. In the event we are unable to obtain adequate funding from the sale of debt or equity securities and our ongoing drilling efforts, both operated and non-operated, we may have to delay, reduce or eliminate certain of our planned operations, reduce overall overhead expense, or divest assets. This, in turn, may have an adverse effect on our ability to realize the value of our assets.

Results of Operations for the three months ended June 30, 2018 compared to June 30, 2017

The following table summarizes our operating results and averages for the three months ended June 30, 2018 and 2017:

	For the Three months ended
	June 30,
	2018	2017
Revenue
Crude Oil	$4,042,615	$3,811,009
Natural Gas	397,978	373,225
NGLs	184,943	273,268
Total revenue	$4,625,536	$4,457,502
Total operating expense(1)	$706,721	$491,152
Net (loss)(5)	$(110,074)	$(299,627)
Depletion, depreciation and amortization expense(5)(6)	$1,199,842	$1,102,332
Sales volume(2)(3)
Crude Oil (Bbls)	63,551	82,526
Natural Gas (Mcfs)	124,457	152,651
NGLs (Bbls)	12,431	18,758
BOE	96,724	126,726
Average sales price(4)
Crude Oil (per Bbl)	$63.61	$46.18
Natural Gas (per Mcf)	$3.20	$2.44
NGLs (per Bbl)	$14.88	$14.56
BOE	$47.82	$35.17
Average per BOE
Operating expense	$7.31	$3.88
Depletion, depreciation and amortization expense	$12.40	$8.70

(1)
Overall lifting costs (oil and gas production costs, including production taxes).

(2)
Some volumes are estimated based on preliminary reports from third party operators. Final reports may differ, but such differences are not expected to be material.

(3)
Sales volumes are based upon crude oil, natural gas and NGL’s sold or delivered during the period and may differ from crude oil, natural gas and NGL’s produced during the period.

(4)
Averages calculated based upon non-rounded figures.

(5)
Certain amounts for the three months ended June 30, 2017 were restated from amounts previously reported. Specifically, previously reported net (loss) was $(733,469) and depletion, depreciation, and amortization was $1,536,174) See Note 13 to the condensed consolidated financial statements.

(6)
Excludes depreciation of $18,333 and $17,502 not related to oil and gas properties for the three months ended June 30, 2018 and 2017 respectively.

Overview: For the three months ended June 30, 2018, we realized a net loss of $0.1 million or $0.00 per share, compared to a net loss of $0.3 million or $0.01 per share for the three months ended June 30, 2017. Our production averaged 1,063 BOE/D during the second quarter of 2018 compared to 1,393 BOE/D in the second quarter of 2017. We expect to continue operating at a loss until the anticipated cash flow from the wells in which we have an interest is sufficient to cover operating, general and administrative and other expenses; however, we believe that our cash flow from our currently producing operated and non-operated properties is sufficient to cover our recurring general and administrative expenses.

Revenues: Crude oil, natural gas and NGL sales revenue was $4.6 million for the three months ended June 30, 2018 compared to $4.5 million for the three months ended June 30, 2017. Revenue increased in the second quarter of 2018 compared to 2017,  representing the net effect of improved sales prices offset by declining volumes. The decreased sales volumes reflect the   natural decline curves in some of our non-operated wells, offset by additional sales volumes from newly producing non-operated wells which were placed online late in the quarter ended March 31, 2018 and early in the quarter ended June 30, 2018.

Volumes and Prices: Crude oil, natural gas and NGL sales volumes were 96,724 BOE for the three months ended June 30, 2018, down from 126,726 BOE for the second quarter of 2017. The decrease in BOE per quarter is due to the decreased sales volumes from non-operated wells in which we have an interest that have been producing since late 2017, offset by an increase in the number of wells in which we have an interest recently coming online. For the three months ended June 30, 2018, our average crude oil sales price was $63.61 per Bbl; our average natural gas sales price was $3.20 per Mcf; and our average NGLs sales price was $14.88 per Bbl. Our overall average price for the three months ended June 30, 2018 was $47.82 per BOE, up from $35.17 for the comparable quarter of 2017. The increase in our average sales price per BOE relates to increased realized prices for volumes sold.

Operating Expense: Operating expense for the three-month periods is shown below:

	Three months ended
	June 30,
	2018	2017
Lifting costs	$181,077	$196,474
Production taxes	519,520	268,165
Transportation and other costs	6,124	26,513
Total	$706,721	$491,152

Total operating expense increased $0.2 million to $0.7 million for the three months ended June 30, 2018 as compared to $0.5 million for the three months ended June 30, 2017. Much of the increase was due to increased severance and ad-valorem taxes on the increased value of oil and gas produced during the 2018 period and to increased lifting costs on wells which commenced production subsequent to June 30, 2017.

Lifting costs per BOE were $1.87 and $1.55 for the three months ended June 30, 2018 and 2017, respectively. As a percent of crude oil, natural gas and NGL sales revenue, lifting cost was 3.9% and 4.4% for the three months ended June 30, 2018 and 2017, respectively. Overall operating costs (crude oil and natural gas operating costs, including production taxes) per BOE was $7.31 for the three months ended June 30, 2018, compared to $3.88 for the three months ended June 30, 2017. The increase in lease operating and overall costs between comparable periods is due primarily to the significant increase in production taxes as new horizontal wells commence production.

Depletion, depreciation and amortization expense: Depletion, depreciation, and amortization increased $0.1 million for the three months ended June 30, 2018 compared to 2017. Although sales volumes decreased by 24%, net capitalized costs of oil and gas properties subject to amortization increased from $15.2 million at June 30, 2017 to $52.0 million at June 30, 2018 an increase of 242%. Thus, our average DDA expense per BOE was $12.40 during the quarter and the increased average rate offset the decrease in volume.

Interest expense: During the three months ended June 30, 2018, we recognized interest expense of $1.7 million compared to $1.4 million in the three months ended June 30, 2017. Interest expense includes both interest expense periodically paid in cash and the accretion of of costs recognized as debt discounts to adjust the carrying value of debt. Furthermore, reported interest expense is reduced by interest capitalized into the carrying cost of oil and gas properties. Interest capitalized during the three months ended June 30, 2018 was $1.3 million, compared to $0.3 million capitalized during the comparable 2017 period.

Change in fair value – derivative liability: During the three months ended June 30, 2018, we recognized other expense of $0.1 million related to a decrease in the fair value of the compound derivative liability embedded in the Secured Credit Facility. Accounting standards require us to re-measure the value of the derivative liability each reporting period, and any changes in fair value are included in Other income or Other expense. Changes in fair value can be material. During the comparable period in 2017, we did not have any derivative liabilities.

General and administrative expenses: We reported general and administrative expenses of $0.9 million during the three months ended June 30, 2018 compared to $1.7 million in the three months ended June 30, 2017. During the 2018 period, the reported expense is net of cost recovery income billed to our working interest partners of approximately $0.6 million. Consistent with industry practice and pursuant to the operating agreements with our partners, they are required to reimburse us for certain overhead expenses incurred in connection with the drilling, completion and producing activities of wells in which we share working interests.

The decrease of $0.8 million, or 43%, from 2017 to 2018 is not indicative of future trends. Total general and administrative expenses incurred during the quarter ended June 30, 2018 were $1.5 million, a decrease of $0.2 million from amounts incurred during the quarter ended June 30, 2017. While we are controlling general and administrative costs as aggressively as possible, we anticipate that costs may continue to increase as we attempt to grow our business.

Results of Operations for the six months ended June 30, 2018 compared to June 30, 2017

The following table summarizes our operating results and averages for the six months ended June 30, 2018 and 2017:

	For the Six months ended
	June 30,
	2018	2017
Revenue
Crude Oil	$5,467,848	$5,030,400
Natural Gas	792,389	575,652
NGLs	434,231	312,835
Total revenue	$6,694,468	$5,918,887
Total operating expense(1)	$1,243,835	$913,320
Net (loss)(5)	$(1,597,819)	$(2,323,512)
Depletion, depreciation and amortization expense(5)(6)	$1,900,175	$1,433,245
Sales volume(2)(3)
Crude Oil (Bbls)	87,570	111,733
Natural Gas (Mcfs)	279,186	206,076
NGLs (Bbls)	23,824	20,576
BOE	157,925	166,655
Average sales price(4)
Crude Oil (per Bbl)	$62.44	$45.02
Natural Gas (per Mcf)	$2.84	$2.79
NGLs (per Bbl)	$18.23	$15.20
BOE	$42.39	$35.52
Average per BOE
Operating expense	$7.88	$5.48
Depletion, depreciation and amortization expense	$12.03	$8.60

(1)
Overall lifting costs (oil and gas production costs, including production taxes).

(2)
Some volumes are estimated based on preliminary reports from third party operators. Final reports may differ, but such differences are not expected to be material.

(3)
Sales volumes are based upon crude oil, natural gas and NGL’s sold or delivered during the period and may differ from crude oil, natural gas and NGL’s produced during the period.

(4)
Averages calculated based upon non-rounded figures.

(5)
Certain amounts for the six months ended June 30, 2017 were restated from amounts previously reported. Specifically, previously reported net (loss) was $(2,872,608) and depletion, depreciation, and amortization was $1,982,291. See Note 13 to the condensed consolidated financial statements.

(6)
Excludes depreciation of $31,597 and $20,428 not related to oil and gas properties for the six months ended June 30, 2018 and 2017 respectively.

Overview: For the six months ended June 30, 2018, we realized a net loss of $1.6 million or $0.06 per share, compared to a net loss of $2.3 million or $0.10 per share for the six months ended June 30, 2017. Our production averaged 872 BOE/D during the first six months of 2018 compared to 921 BOE/D in the first six months of 2017. We expect to continue operating at a loss until the anticipated cash flows, from the wells in which we have an interest is sufficient to cover operating, general and administrative and other expenses; however, we believe that our cash flow from our currently producing operated and non-operated properties is sufficient to cover our recurring general and administrative expenses.

Revenues: Crude oil, natural gas and NGL sales revenue was $6.7 million for the six months ended June 30, 2018 compared to $5.9 million for the six months ended June 30, 2017. Revenue increased for the first six months of 2018 compared to the 2017, resulting from decreased sales volumes offset by improved Crude oil, natural gas and NGL prices, as described in “Volumes and Prices” below.

Volumes and Prices: Crude oil, natural gas and NGL sales volumes were 157,925 BOE for the six months ended June 30, 2018, down from 166,655 BOE for the six months ended June 30, 2017. The decrease in BOE for the six month period is due to decreased sales volumes from non-operated wells in which we have an interest that have been producing since late 2017, offset by an increase in the number of wells in which we have an interest recently coming online.

 For the six months ended June 30, 2018, our average crude oil sales price was $62.44 per Bbl; our average natural gas sales price was $2.84 per Mcf; and our average NGLs sales price was $18.23 per Bbl. Our overall average price for the six months ended June 30, 2018 was $42.39 per BOE, up from $35.52 for the first six months of 2017.

Operating Expense: Operating expense for the six-month periods is shown below:

	Six months ended
	June 30,
	2018	2017
Lifting costs	$481,156	$428,680
Production taxes	750,439	403,604
Transportation and other costs	12,240	81,036
Total	$1,243,835	$913,320

Total operating expense increased $0.3 million to $1.2 million for the six  months ended June 30, 2018 as compared to $0.9 million for the six months ended June 30, 2017. Much of the increase was due to increased severance and ad-valorem taxes on the increased value of oil and gas produced during the 2018 period and to increased lifting costs on wells which commenced production subsequent to June 30, 2017.

Lifting costs per BOE were $3.05 and $2.57 for the six months ended June 30, 2018 and 2017, respectively. As a percent of crude oil, natural gas and NGL sales revenue, lifting cost was 7.19% and 7.24% for the six months ended June 30, 2018 and 2017, respectively. Overall operating costs (crude oil and natural gas operating costs, including production taxes) per BOE was $7.88 for the six months ended June 30, 2018, compared to $5.48 for the six months ended June 30, 2017. The increase in lease operating and overall costs between comparable periods is due primarily to the significant increase in production taxes as new horizontal wells commence production.

Depletion, depreciation and amortization expense: Depletion, depreciation, and amortization increased $0.5 million for the six months ended June 30, 2018 compared to 2017. Although sales volumes decreased by 5% net capitalized costs of oil and gas properties subject to amortization increased from $15.2 million at June 30, 2017 to $52.0 million at June 30, 2018 an increase of 242%. Thus our average DDA expense per BOE was $12.03 during the period and the increased average rate offset the decrease in volumes.

Interest expense: During the six months ended June 30, 2018, we recognized interest expense of $3.5 million compared to $2.9 million in the six months ended June 30, 2017. Interest expense includes both interest expense periodically paid in cash and accretion of costs recognized as debt discounts to adjust the carrying value of the debt. Furthermore, reported interest expense is reduced by interest capitalized into the carrying cost of oil and gas properties. Interest capitalized during the six months ended June 30, 2018 was $2.2 million, compared to $0.3 million capitalized during the comparable 2017 period.

Change in fair value – derivative liability: During the six months ended June 30, 2018, we recognized other expense of $21,100 related to an increase in the fair value of the compound derivative liability embedded in the Secured Credit Facility. Accounting standards require us to re-measure the value of the derivative liability each reporting period, and any changes in fair value are included in Other income or Other expense. Changes in fair value can be material. During the comparable period in 2017, we did not have any derivative liabilities.

General and administrative expenses: We reported general and administrative expenses of $1.5 million during the six months ended June 30, 2018 compared to $2.9 million in the six months ended June 30, 2017. During the 2018 period, the reported expense is net of drilling overhead charges and drilling completion charges billed to our working interest partners of approximately $1.0 million. Consistent with industry practice and pursuant to the operating agreements with our partners, they are required to reimburse us for certain overhead expenses incurred in connection with the drilling, completion and producing activities of wells in which we share working interests.

The decrease of $1.4 million, or 50%, from 2017 to 2018 is not indicative of future trends. Total general and administrative expenses incurred during the six months ended June 30, 2018 were $2.5 million exclusive of overhead reimbursement charges as discussed above, representing a decrease of $0.4 million from amounts incurred during the six months ended June 30, 2017. While we are controlling general and administrative costs as aggressively as possible, we anticipate that costs may increase as we attempt to grow our business.

LIQUIDITY AND CAPITAL RESOURCES

Overview

 As noted above, there is substantial doubt about our ability to continue as a going concern due to continuing net losses, need for capital, and substantial near-term liabilities. Our working capital deficit increased from $17.8 million at December 31, 2017 to $23.5 million at June 30, 2018 related primarily to the completion of our operated Shook pad. At June 30, 2018, we had a cash balance of $1.4 million. We continue to seek additional outside financing on an expedited basis.

During the six months ended June 30, 2018, we received net cash proceeds of $11.2 million from the second closing of or Secured Credit Facility. Simultaneous with the closing, proceeds of $8.8 million were applied to lender fees of $1.2 million, repayment of the Initial Line of Credit of $5.0 million, repayment of $1.5 million on the Supplement Line of Credit, and repayment of $1.1 million in accrued interest. Substantially all the proceeds received from the Second closing have been expended in conjunction with our operating activities during the first six months of the year. We have maturing debt obligations that includes $9.4 million of principal plus accrued interest outstanding related to our convertible notes payable which are due on December 31, 2018.

The amount we invest in development, drilling, and leasing activities depends on, among other factors, our fundraising efforts, opportunities presented to us, and the results of drilling to date. The most significant of our future capital requirements, in addition to repayment of debt and payment of accounts payable and accrued liabilities, include (i) costs to drill or participate in additional wells; (ii) costs to acquire additional acreage that we may identify in the Southern Core area or other areas; (iii) approximately $0.5 million per month for salaries and other corporate overhead; and (iv) legal and accounting fees associated with our requiremnt as a public company to file reports with the SEC. We anticipate funding these projected capital requirements with proceeds from the sale of debt or equity, the success of which cannot be assured, and cash flow from operations.

Cash Flows

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2018 was $1.6 million compared to net cash provided by operating activities of $4.7 million during the six months ended June 30, 2017, representing increased utilization of cash of $6.3 million. The most significant differences between the two periods were increased accounts receivable and decreased accounts payable and accrued liabilities during the 2018 period.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 was $8.9 million compared to $6.2 million during the six months ended June 30, 2017, representing an increase of $2.7 million. Cash expenditures on completion activities on the Shook pad increased during the 2018 period as we completed fracture stimulation and facilities. Related to our interests in properties operated by third parties, substantial development occurred during the six month period, and we have not yet reimbursed the third parties.  We will be required to expend funds for those costs in the near term. In the 2017 period, cash used in investing activities consisted primarily of our share of costs related the Jaccobucci pad and initial work performed at our Shook pad.

Financing Activities

During the six months ended June 30, 2018, we closed on the Secured Credit Facility which provided net cash proceeds of $11.2 million and provided the resources to repay $6.5 million in principal and $1.1 million in accrued interest from other financings. The total face value of the Secured Credit Facility is $25.0 million, including the $5.0 million that originated in 2017.

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

●
Statements about our anticipated operated and non-operated drilling programs, the cost and feasibility related to such, receipt of permits or other regulatory approvals, and plans for the development of our properties;

●
Statements concerning the benefits or outcomes that we expect from our business activities and certain transactions that we contemplate or have completed, such as the receipt of proceeds, increased revenues, decreased expenses and expenditures; and

●
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

The important factors that could affect the accuracy of forward-looking statements and prevent us from achieving our stated goals and objectives include, but are not limited to:

●
Changes in the general economy affecting the disposable income of the public;

●
Changes in environmental law, including federal, state and local legislation;

●
Changes in drilling requirements imposed by state or local laws or regulations;

●
Terrorist activities within and outside the United States;

●
Technological changes in the crude oil and natural gas industry;

●
Acts and omissions of third parties over which we have no control;

●
Changes in operating, exploration, development or overhead costs;

●
Inflation and the costs of goods or services used in our operations;

●
Access and availability of materials, equipment, supplies, labor, power, and water;

●
Interpretation of drill hole results and the uncertainty of reserve estimates;

●
The availability of sufficient pipeline and other transportation facilities to carry our production and the impact of these facilities on price;

●
The level of demand for the production of crude oil and natural gas;

●
Changes in our business strategy;

●
Failure to achieve expected production from drilling projects; and

●
Failure to obtain sufficient capital resources to full fund planned capital expenditures.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) (“Framework”). Based on this assessment, management concluded that our internal control over financial reporting as of June 30, 2018, was effective. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer.

Changes in Internal Control Over Financial Reporting

As previously disclosed, during the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, we did not maintain effective controls over the accounting for depletion, depreciation and amortization expense. Specifically, the process level controls over the calculation of depletion, depreciation and amortization expense failed to detect a mathematical error in the calculation of the expense for those periods. Management’s review of the depletion, depreciation and amortization calculation and related accounts was not designed or operating at a sufficient level of precision during those periods to identify these misstatements. A reasonable possibility existed that this control deficiency could result in misstatements of the aforementioned accounts and disclosures that could result in a material misstatement to the consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that these control deficiencies, in the aggregate, constituted a material weakness.

These deficiencies were identified by management and were corrected prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2017. We therefore believe that the material weakness that existed at December 31, 2017 was remediated prior to the issuance of our December 31, 2017 financial statements.

To further address these material weaknesses in our internal control over financial reporting,  we implemented the following during the quarter ended June 30, 2018:

●
We hired a full-time controller to assist in the design and implementation of our closing process controls that includes additional closing checklists for depletion, depreciation and amortization and other key areas related to the financial statement closing process.

●
 We engaged a new independent contractor with significant technical accounting and industry experience to assist with the review process.

Other than the foregoing, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected our are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 12, 2018 the Company issued 135,963 shares of common stock in connection with the conversion of $200,000 of 10% convertible notes payable plus accrued interest. The shares were issued at the contractual rate of $1.50.

On April 18, 2018 the Company issued 75,000 shares of common stock, valued at $1.23 per share in connection with the appointment of three new members to our board of directors.

On June 1, 2018 the Company issued 65,000 shares of common stock valued $1.40 per share to employees of the Company as compensation. The shares are subject to certain vesting restrictions, but all 65,000 shares have full voting rights and are eligible to receive dividends during the vesting period.

The Company relied upon the exemption from registration provided by Section 4(a)2 of the Securities Act of 1933with respect to the issuance of the securities. The purchasers of these securities were sophisticated investors whom were provided full information regarding the Company's business and operations. There was no general solicitation in connection with the issuance of these securities. The purchasers acquired these securities for their won account. The securities cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

Item 6. Exhibits.

The following exhibits are filed, furnished or incorporated by reference in this report:

Exhibit		Incorporated by Reference				Furnished
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation as filed with the Colorado Secretary of State on September 4, 2012	S-1	333-198881	3.1	September 22, 2014
3.2	Bylaws of the Company dated November 30, 2012	S-1	333-198881	3.2	September 22, 2014
10.1	Secured Term Credit Agreement among the Company, Providence Wattenberg, LP and 5NR Wattenberg, LLC, dated February 1, 2018	8-K	001-37943	10.1	February 7, 2018
10.2	Form of Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement	8-K	001-37943	10.2	February 7, 2018
10.3	First Amendment to Amended and Restated Participation Agreement, dated February 1, 2018	8-K	001-37943	10.3	February 7, 2018
10.4	Registration Rights Agreement between the Company, Providence Wattenberg, LP, 5NR Wattenberg, LLC and Providence Energy Operators, LLC dated February 1, 2018	8-K	001-37943	10.4	February 7, 2018
10.5	Letter Agreement between the Company and Providence Energy Operators, LLC regarding Acquisitions of Wattenberg Working Interests dated June 6, 2018
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

  x
Furnished herewith. This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PetroShare Corp.

Date: August 14, 2018	By:	/s/ STEPHEN J. FOLEY
Stephen J. Foley
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018	By:	/s/ PAUL D. MANISCALCO
Paul D. Maniscalco
Chief Financial Officer (Principal Financial and Accounting Officer)