Form 10-Q
period 2018-09-30
PetroShare Corp.
filed 2018-11-13
CIK 1568079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,089,765 shares outstanding as of November 13, 2018.

PETROSHARE CORP.
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2018

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

Please see Cautionary Language Regarding Forward-Looking Statements on page 29 of this report for important information contained herein.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.
PetroShare Corp.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$1,661,779	$713,924
Accounts receivable - joint interest billing	404,422	828,583
Accounts receivable - joint interest billing - related party	3,495,564	204,730
Accounts receivable - crude oil, natural gas and NGL sales	8,190,089	1,412,612
Prepaid expenses and other assets	123,626	26,795
Deferred financing fee, net	125,000	251,389
Total current assets	14,000,480	3,438,033
Crude oil and natural gas properties - using successful efforts method:
Proved crude oil and natural gas properties	60,351,500	22,144,366
Unproved crude oil and natural gas properties	6,764,455	1,919,335
Wells in progress	188,227	9,858,262
Less: accumulated depletion, depreciation and amortization	(5,644,552)	(2,849,374)
Crude oil and natural gas properties, net	61,659,630	31,072,589
Property, plant and equipment, net	123,547	168,411
Other assets	332,071	233,871
TOTAL ASSETS	$76,115,728	$34,912,904
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,098,466	$4,140,352
Accounts payable and accrued liabilities - related party	2,791,855	589,496
Oil and gas revenue distributions payable	908,634	148,103
Participation agreement payable – related party	4,647,047	—
Drilling advances - related party	—	680,248
Asset retirement obligation	348,348	288,784
Line of credit - related party	—	5,000,000
Supplemental line of credit	—	3,552,500
Convertible notes payable, net	8,702,158	6,831,897
Derivative liability - Secured credit facility - related party	1,549,755	—
Secured credit facility - related party, net	19,205,071	—
Total current liabilities	65,251,334	21,231,380
Long-term liabilities
Secured credit facility - related party, net	—	4,896,565
Other long-term liabilities	55,871	67,265
Asset retirement obligation	1,078,776	834,660
Total liabilities	66,385,981	27,029,870

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,089,765 and 27,718,802 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively, with 184,350 and 155,350 shares subject to restrictions respectively.	28,087	27,719
Additional paid-in capital	33,418,308	28,553,736
Accumulated deficit	(23,716,648)	(20,698,421)
Total Shareholders’ Equity	9,729,747	7,883,034
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$76,115,728	$34,912,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		Restated Note 13		Restated Note 13
REVENUE:
Crude oil sales	$4,228,822	$2,094,056	$9,696,669	$7,124,456
Natural gas sales	690,988	486,197	1,483,377	1,061,849
NGL sales	292,094	257,939	726,325	570,774
Total revenue	5,211,904	2,838,192	11,906,371	8,757,079
COSTS AND EXPENSES:
Lease operating expense	227,046	191,204	720,442	619,884
Production taxes, gathering and marketing	690,962	268,550	1,441,401	753,190
Exploration costs	—	708	—	67,382
Depletion, depreciation and amortization	1,703,433	849,430	3,635,205	2,303,100
Accretion of asset retirement obligation	26,672	25,860	82,284	72,772
Settlement of asset retirement obligations	831	—	(53,347)	23,123
General and administrative expense	1,229,177	1,514,007	2,767,802	4,380,676
Total costs and expenses	3,878,121	2,849,759	8,593,787	8,220,127
Operating income	1,333,783	(11,567)	3,312,584	536,952
OTHER INCOME (EXPENSE):
Change in fair value – derivative liability	141,362	—	120,262	—
Other income (expense)	2,837	28,948	(8,822)	29,194
Interest expense	(2,898,390)	(1,731,853)	(6,442,251)	(4,604,129)
Total other income (expense)	(2,754,191)	(1,702,905)	(6,330,811)	(4,574,935)
Net (loss)	$(1,420,408)	$(1,714,472)	$(3,018,227)	$(4,037,983)
Net (loss) per share:
Basic and diluted	$(0.05)	$(0.08)	$(0.11)	$(0.18)
Weighted average number of shares outstanding:	28,091,504	22,577,417	27,958,709	22,270,291
Basic and diluted

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2018	2017
		Restated
		(Note 13)
Cash flows from operating activities:
Net (loss)	$(3,018,227)	$(4,037,983)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, and amortization	3,635,205	2,303,100
Deferred rental liability	(18,642)	11,593
Accretion of asset retirement obligation	82,284	72,772
Accretion of debt discounts	4,746,922	3,528,788
Share-based compensation	866,771	1,127,950
Change in fair value - derivative liability	(120,262)	—
Settlement of asset retirement obligations	(53,347)	23,123
Changes in operating assets and liabilities:
Accounts receivable - joint interest billing	767,919	(363,322)
Accounts receivable - joint interest billing - related party	(319,604)	(103,659)
Accounts receivable - crude oil, natural gas and NGL sales	(6,777,477)	(1,438,869)
Deferred equity issuance costs	—	(186,312)
Prepaid expenses and other assets	(320,031)	1,068,256
Accounts payable and accrued liabilities	(1,139,607)	1,080,439
Oil and gas revenue distributions payable	2,302,386	91,968
Accounts payable and accrued liabilities - related party	—	11,672
Drilling advances - related party	(680,248)	907,087
Settlements of asset retirement obligations	(89,612)	—
Net cash (used in) provided by operating activities	(135,570)	4,096,603
Cash flows from investing activities:
Additions of property, plant and equipment	—	(79,886)
Development of crude oil and natural gas properties	(9,584,064)	(8,082,911)
Acquisitions of crude oil and natural gas properties	(495,703)	(3,003,339)
Net cash (used in) investing activities	(10,079,767)	(11,166,136)
Cash flows from financing activities:
Borrowings under secured credit facility, net	11,163,192	—
Repayment under supplemental line of credit	—	(3,552,500)
Convertible notes issued for cash	—	8,891,712
Net cash provided by financing activities	11,163,192	5,339,212
Cash:
Net increase (decrease) in cash	947,855	(1,730,321)
Cash, beginning of period	713,924	2,449,412
Cash, end of period	$1,661,779	$719,091
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$1,899,986	$431,606
Non-cash investing and financing activities:
Accrued development costs - crude oil and natural gas properties	$18,320,384	$6,290,351
Addition of oil and gas properties - asset exchange agreement	$2,876,912	$—
Addition of property, plant and equipment through tenant improvement allowance	$—	$84,460
Addition of asset retirement costs and obligations	$364,355	$—
Oil and gas properties – additions – accrued participation agreement payable – related party	$4,647,047	$—
Conveyance of oil and gas properties – debt repayment	$2,052,500	$—
Lender fees – secured credit facility	$1,250,000	$—
Beneficial conversion feature in connection with private placements	$—	$4,329,365
Issuance of common stock warrants in connection with financing transactions	$1,521,451	$2,978,787
Issuance of common stock in connection with letter agreement	$—	$387,500
Issuance of common stock in connection with conversion of notes payable and accrued interest	$203,944	$—
Issuance of common stock in connection with lease acquisitions	$—	$847,001
Embedded discount features - Secured credit facility	$3,942,792	$—
Initial line of credit - paid through Secured credit facility	$5,000,000	$—
Supplemental line of credit - paid through Secured credit facility	$1,500,000	$—
Accrued interest - paid through Secured credit facility	$1,086,608	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

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

In management’s opinion, the Condensed Consolidated Balance Sheet as of December 31, 2017, which has been derived from the audited consolidated financial statements, and the unaudited Condensed Consolidated Balance Sheet as of September 30, 2018, the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Except as noted below, there have been no changes to the footnotes from those accompanying the audited financial statements contained in the Company’s Form 10-K for the year ended December 31, 2017.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary CFW Resources, LLC, formed on August 1, 2017.

Income or (Loss) Per Share

Basic earnings or (loss) per share is computed by dividing net income or (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings or (loss) per share is computed after considering the potential dilution from additional shares that would be issued pursuant to the conversion of debt, exercise of warrants, and fulfillment of outstanding equity awards. Any potentially dilutive securities that have an anti-dilutive impact on the per share calculation are excluded. During periods in which the Company reports a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all potentially dilutive securities would be anti-dilutive.

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

The following table presents the weighted average number of potentially dilutive securities that were excluded from the calculation at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Exercisable stock options	4,591,000	4,347,500
Warrants to purchase common shares	9,088,800	7,588,800
Shares underlying secured credit facility	17,251,052	—
Shares underlying convertible notes	6,238,733	6,372,066
Total	37,169,585	18,308,366

Capitalized Interest Costs

Additions to oil and gas properties includes the capitalization of certain interest costs related to properties that are currently undergoing activities necessary to prepare them for their intended use.

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

Debt Discount Costs

On February 1, 2018, the Company entered into a Secured Term Credit Agreement (“Credit Agreement” and or “Secured Credit Facility”) with Providence Wattenberg, LP and 5NR Wattenberg, LLC (the “Secured Lenders”). Each of Providence and 5NR are affiliates of the Lenders (named below) under a Letter Agreement entered into by the Company and Providence Energy Ltd (“PEC”), Providence Energy Partners, LP (“PEP III”), Providence Energy Operators, LLC (“PEO”) Fifth Partners, LLC (“Fifth”) on December 21, 2017 (Note 6). The Credit Agreement contained an embedded beneficial conversion feature and warrants to purchase common stock of the Company. The proceeds from the sale of the securities were allocated between the Secured Credit Facility and, where applicable, the warrants based on the relative fair values of the debt instrument, without the warrants, and of the warrants themselves at the time of issuance. The fair value of the beneficial conversion feature has been recorded as a reduction of the carrying value of the Secured Credit Facility and is being amortized to interest expense using the effective interest method over the term of the Secured Credit Facility. The fair value of warrants issued has been recorded as a reduction to the carrying value of the Secured Credit Facility and is being amortized over the term of the Secured Credit Facility using the effective interest method. Origination fees paid in cash have been recorded as a reduction in the carrying value of the Secured Credit Facility and are being amortized over the term of the Secured Credit Facility using the effective interest method.

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

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

Pursuant to ASU 2014-15, Presentation of Financial Statements – Going Concern the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity may be unable to meet its obligations as they become due within one year from the condensed consolidated financial statement issuance date. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $3.0 million during the nine months ended September 30, 2018, and as of that date, the Company's current liabilities exceeded its current assets by $51.3 million.

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

As of September 30, 2018, the Company had insufficient working capital and revenues from operations to meet its maturing debt obligations and other liabilities incurred and to be incurred in connection with the Company’s development activities. As of September 30, 2018, the Company was in default with certain provisions contained in it’s Secured Credit Facility (Note 6). The Company will need to generate sufficient cash flow from operations, sell a portion of it’s operated and or non-operated assets and or sell equity or debt to fund further planned drilling and acquisition activity and meet it’s maturing debt obligations. If sufficient cash flow and additional financing are not available, the Company may be compelled to reduce the scope of its business activities. This, in turn, may have an adverse effect on the Company’s ability to realize the value of its assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has evaluated these conditions and determined that increasing revenues from the Company’s non-operated and operated properties, in tandem with a debt and or equity financing and a sale of a portion of it’s operated or non-operated assets may allow the Company to meet a portion of its maturing debt and interest obligations. However, to continue to fully execute its business plan, additional capital will be required.

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

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s Secured Credit Facility, categorized as Level 3 for the nine months ended September 30, 2018. There were no comparable liabilities for the 2017 period:

Nine months ended September 30, 2018
Beginning balance	$-
Additions (Note 6)	(1,670,017)
Gain included in earnings	120,262
Gain (loss) included in other comprehensive income	-
Ending Balance	$(1,549,755)

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

NOTE 5—CRUDE OIL AND NATURAL GAS PROPERTIES

The Company’s oil and gas properties are located entirely within the United States. The net capitalized costs related to the Company’s oil and gas producing activities were as follows:

	September 30,	December 31,
	2018	2017
Proved oil and gas properties	$60,351,500	$22,144,366
Unproved oil and gas properties (1)	6,764,455	1,919,335
Wells in progress (2)	188,227	9,858,262
Total capitalized costs	67,304,182	33,921,963
Accumulated depletion, depreciation and amortization	(5,644,552)	(2,849,374)
Net capitalized costs (3)	$61,659,630	$31,072,589

(1)
Unproved oil and gas properties represent unevaluated costs the Company excludes from the amortization base until proved reserves are established or impairment is determined.

(2)
Costs from wells in progress are excluded from the amortization base.

(3)
Net capitalized costs include capitalized interest costs. Approximately $2.2 million was capitalized during the nine months ended September 30, 2018.

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

Acquisitions and Divestitures

In June 2018 the Company executed two participation agreements with PEO whereby the Company agreed to acquire working interests in approximately 2,200 gross mineral acres for a total purchase price of $4.6 million (Note 11).  The terms of the agreements allow the Company to defer payment until December 31, 2018.  Should the Company fail to fund its participation, it will be obligated to pay a $0.7 million penalty fee and surrender all its interests in the underlying assets.

Effective June 1, 2018, the Company closed on a conveyance of property in lieu of payment transaction with PEP III that conveyed its working interests in four producing wells, eight wells in various stages of drilling and completion, 16 proposed wells and the underlying mineral leases (the "Ocho Assets").  As the transaction represented the conveyance of part of an interest in a proved property it has been recorded as a normal retirement.  Proved oil and gas properties cost of $0.8 million were applied against accumulated depletion, depreciation, and amortization. The $2.1 million outstanding principal balance of the supplemental line of credit (Note 6) was fully retired and the offset was recorded to reduce the carrying value of proved properties.

NOTE 6—DEBT

Line of credit

On May 13, 2015, the Company entered into a Revolving Line of Credit Facility Agreement ("initial line of credit", “Line of credit”) with PEO, a related party, which provided the Company with a revolving line of credit of up to $5.0 million. On February 1, 2018 concurrent with the closing of the Secured Credit Facility (as described more fully below), the outstanding balance of $5.0 million plus accrued interest was repaid in full. In connection with the repayment the Company recognized $0.3 million in interest expense related to the recognition of an unaccreted debt discount associated with the Line of Credit.

As of December 31, 2017, the outstanding balance on the Line of credit was $5.0 million and accrued interest was $0.5 million. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense of $0.3 million and $0.1 million respectively, related to the initial line of credit.

Supplemental line of credit

On October 13, 2016, the Company entered into a revolving line of credit facility agreement (the “supplemental line of credit”) with PEP III.  PEP III is an affiliate of PEO by having affiliated personnel. The supplemental line of credit permitted the Company to borrow up to $10.0 million to pay costs associated with its acquisition and development of oil and gas properties in the Wattenberg Field. Interest on the supplemental line initially accrued at the rate of 8% per year.

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

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

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

Series A Convertible Notes

During the nine months ended September 30, 2018 one Convertible Note in the principal amount of $0.2 million plus accrued interest was converted into 135,963 shares of common stock. The conversion was recorded at the contractual conversion rate of $1.50 per share. No gain or loss was recognized in connection with the conversion (Note 9).

As of September 30, 2018, the balance of accrued interest related to the Convertible Notes outstanding was $0.1 million. As of December 31, 2017, accrued interest related to the notes was $0.3 million. The Series A Convertible Notes, together with all accrued and unpaid interest, are due and payable on December 31, 2018.

Series B Convertible Notes

As of September 30, 2018, there was no accrued interest related to the Series B Notes outstanding. As of December 31, 2017, accrued interest related to the Series B Notes was $0.2 million. The Series B Convertible Notes, together with all accrued and unpaid interest, are due and payable on December 31, 2018.

Secured Credit Facility

On February 1, 2018, the Company closed on a $25.0 million Secured Credit Facility with Providence Wattenberg, LP and 5NR Wattenberg, LLC (“Secured Lenders”). Each of Providence and 5NR are affiliates of the Lenders under a Letter Agreement entered into by the Company on December 21, 2017, under which the Company borrowed $5.0 million. The closing on February 1, 2018 fully incorporates the 2017 Letter Agreement and represents additional borrowings of $20.0 million (Note 11).

●
Interest on the outstanding principal balance accrues at the base rate of 14% per year plus the greater of either 1% or U S Dollar LIBOR (three-month tenor). In no event shall interest rate exceed 17%. Interest payments are due and payable each month commencing March 1, 2018.

●
The Company paid a $1.25 million origination fee at the time of the closing and agreed to pay a $1.25 million underwriting fee on February 1, 2019.

●
The borrowing is secured by a lien on all the Company’s assets.

●
All principal is due February 1, 2020 (“Maturity Date”).

●
At any time, each Secured Lender may convert 20% of the outstanding principal balance into common stock of the Company at a conversion rate of $1.15 per share and 80% of the outstanding principal balance at a conversion rate of $1.55 per share.

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

●
The Secured Lenders received warrants to purchase 1,500,000 shares of common stock of the Company at a price of $0.01 per share (Note 9).

●
The Secured Lenders were granted the right to participate in any public or private securities offering by the Company, limited to 50% of securities offered until December 31, 2018, and 25% of any securities offered thereafter; and

●
The Secured Lenders were granted an option to purchase up to $25 million of the Company’s common stock at a 10% discount from the 30-day volume-weighted average trading price (“VWAP”) of the common stock at the time the option is exercised, but in no event shall the exercise price be less than $1.85 per share, which option will become exercisable on the Maturity Date and expire on February1, 2021; and registration rights in connection with the common stock that may be issued upon exercise of the foregoing rights.

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

As of September 30, 2018, the Company is in default with certain provisions of the Secured Credit Facility. The Company is currently in negotiation with the lender as to the impact and resolution of the default.

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

The following table reconciles the use of the $20.0 million in additional borrowings under the terms of the Secured Credit Facility;

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

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

It was determined that the rights to convert the debt into common shares contained a beneficial conversion feature that could be detached from the debt and valued as a component of equity. It was likewise determined that the warrants could be detached from the debt and valued as a component of equity. It was determined that the option to purchase shares at a 10% discount from VWAP represented a derivative liability that should be remeasured at fair value for each reporting period. The Company further determined that certain provisions of the agreement which provide for additional interest payments under certain conditions represent an additional compound derivative liability that should also be remeasured at fair value for each reporting period. For both the share purchase option and the additional interest provisions, a Monte Carlo simulation model was used to calculate estimates of fair value. The model was used as of February 1, 2018 to determine the initial valuation. In each interim reporting period subsequent to February 1, 2018, the model was updated to determine changes in the estimated values.

The values allocated to each component of the debt instrument are set forth below;

Secured Credit Facility, net of all discounts	$16,786,981
Compound derivative liability	322,164
Share purchase option derivative liability	1,347,853
Stock purchase warrants	1,538,943
Beneficial conversion feature	2,272,775
Legal fees and other	231,284
Subtotal	$22,500,000
Origination fee and Underwriting fee	2,500,000
Secured Credit Facility	$25,000,000

The following table presents a reconciliation of activity under the various debt arrangements for the period from December 31, 2017 to September 30, 2018:

	Initial	Supplemental	Convertible	Convertible	Secured
	Line of	Line of	Notes	Notes	Credit
	Credit	Credit	Series A	Series B	Facility

December 31, 2017, Principal Balance	$(5,000,000)	$(3,552,500)	$(4,833,200)	$(4,724,900)	$(5,000,000)
December 31, 2017, Total, net	$(5,000,000)	$(3,552,500)	$(2,319,862)	$(4,512,035)	$(4,896,565)
Principal
Borrowings	-	-	-	-	(20,000,000)
Repayments	5,000,000	3,552,500	-	-	-
Conversions	-	-	200,000	-	-
			-	-	-
Beginning Balance - Unamortized Debt Issuance Costs - Original Issuer Discount	-	-	266,509	168,324	103,435
Additions	-	-	-	-	4,284,416
Accretion	-	-	(202,335)	(126,298)	(1,286,800)
Ending - Unamortized Debt Issuance Costs - Original Issuer Discount	-	-	64,174	42,026	3,101,051

Beginning Balance - Unamortized Debt Issuance Costs - Beneficial Conversion Feature	-	-	1,324,748	44,541	-
Additions	-	-	-	-	2,272,775
Accretion	-	-	(1,007,088)	(33,406)	(666,523)
Ending - Unamortized Debt Issuance Costs - Beneficial Conversion Feature	-	-	317,660	11,135	1,606,252

Beginning Balance - Unamortized Debt Issuance Costs - Warrant Discount	-	-	922,081	-	-
Additions	-	-	-	-	1,538,943
Accretion	-	-	(701,134)	-	(451,317)
Ending - Unamortized Debt Issuance Costs - Warrant Discount	-	-	220,947	-	1,087,626
September 30, 2018, Principal Balance	$-	$-	$(4,633,200)	$(4,724,900)	$(25,000,000)
September 30, 2018, Total, net	$-	$-	$(4,030,419)	$(4,671,739)	$(19,205,071)

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

NOTE 7—ASSET RETIREMENT OBLIGATION

To determine changes in the amount of the asset retirement obligation during the nine months ended September 30, 2018, the Company assumed an inflation rate of 2.0% and a credit-adjusted risk-free interest rate ranging from 14% to 20%. Assumed well lives are based upon engineering and economic data and approximate 30 years for new wells and shorter lives for the acquisition of older wells.

The following table presents changes in the asset retirement obligation for the periods presented:

	Nine months ended	Year ended
	September 30,	December 31,
	2018	2017
Asset retirement obligation, beginning of period	$1,123,444	$945,419
Liabilities settled	(142,959)	(50,163)
Liabilities incurred	58,510	91,999
Revisions in estimated liabilities	305,845	36,507
Accretion	82,284	99,682
Asset retirement obligation, end of period	$1,427,124	$1,123,444

Current obligation	$348,348	$288,784
Long-term liability	$1,078,776	$834,660

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liability balances were comprised of the following:

	September 30,	December 31,
	2018	2017
Trade accounts payable and accrued liabilities	$808,250	$1,544,112
Accrued interest payable	116,838	876,455
Liabilities incurred in connection with development of crude oil and natural gas properties	26,173,378	1,719,785
Total	$27,098,466	$4,140,352

NOTE 9—SHAREHOLDERS’ EQUITY

Activity for the nine months ended September 30, 2018 included the following:

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

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

On June 1, 2018 the Company issued 65,000 shares of common stock valued $1.40 per share to employees of the Company as compensation. The shares are subject to certain vesting restrictions, but all 65,000 shares have full voting rights and are eligible to receive dividends during the vesting period.

On July 24, 2018 the Company issued 45,000 shares of common stock valued at $1.29 per share to an officer of the Company as compensation. The shares are subject to certain vesting restrictions, but all 45,000 shares have full voting rights and are eligible to receive dividends during the vesting period.

Activity for the nine months ended September 30, 2017 included the following:

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

Warrants

The table below summarizes warrants outstanding as of September 30, 2018:

	Shares Underlying Outstanding Warrants	Exercise Price Per Share	Expiration Date
Underwriter warrants	255,600	$1.25	11/12/2020
Investor warrants	6,666,600	$3.00	12/31/2019
Placement agent warrants	666,600	$1.50	12/31/2021
Secured Credit Facility warrants	1,500,000	$0.01	2/1/2020
Total	9,088,800

Activity for the nine months ended September 30, 2018 included the following:

On February 1, 2018, in connection with closing the Secured Credit Facility, the Company issued 1,500,000 stock purchase warrants. The warrants are exercisable at $0.01 per share and expire on February 1, 2020 (Notes 6 and 11).

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

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

Options

Activity for the nine months ended September 30, 2018 included the following:

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

On July 24, 2018, the Company issued options to purchase 90,000 shares of the Company’s common stock, which are exercisable at $1.30 per share. The options were issued to an officer of the Company. The options may be exercised at any time on or before December 31, 2022.

A summary of activity under the Plan for the nine months ended September 30, 2018 is as follows:

		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding, December 31, 2017	4,997,000	$0.85	4.44
Granted	490,000	$1.11	4.36
Exercised	-	-	-
Forfeited	(250,000)	$1.41	-
Outstanding, September 30, 2018	5,237,000	$0.85	3.86
Exercisable, September 30, 2018	4,591,000	$0.78	3.83

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

The table below summarizes assumptions utilized in the Black-Scholes pricing model for the nine months ended September 30, 2018:

September 30,
2018
Expected option term—years	2.2 - 3.0
Risk-free interest rate	2.58% - 2.73%
Expected dividend yield	—
Volatility	85% - 100.7%

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

During the three months and nine months ended September 30, 2018, the Company recorded stock-based compensation expense of $0.1 million and $0.5 million, respectively, related to options issued through the Plan. During the three months and nine months ended September 30, 2017, the Company recorded stock-based compensation expense of $0.3 million and $1.0 million, respectively, related to options issued through the Plan. Unvested stock-based compensation related to the options at September 30, 2018 and December 31, 2017 amounted to $0.2 million and $0.6 million, respectively.

Restricted shares

The Company’s Equity Incentive Plan allows, among other things, for the grant of restricted stock. The holders of restricted shares are eligible to receive dividends and have voting rights prior to vesting. The Company determines the fair value of the restricted shares based on the market price of the Common Stock of the Company on the date of grant. Compensation expense is for granted restricted shares is recognized on a straight-line basis over the vesting and is net of forfeitures as incurred.

The table below summarizes non-vested restricted award activity for the nine months ended September 30, 2018:

		Weighted Average
		Grants Date Fair
	Shares	Value
Nonvested restricted shares at December 31, 2017	155,350	$1.86
Granted	110,000	$1.36
Forfeited	(20,000)	$1.89
Vested	(61,000)	$1.86
Nonvested restricted shares at September 30, 2018	184,350	$1.56

The future compensation cost of the restricted share awards at September 30, 2018 is $0.2 million which will be amortized over the remaining vesting period. Stock based compensation for the three and nine months ended September 30, 2018 and September 30, 2017 was $0.1 million and $0.2 million and $0.1 million and $0.2 million respectively with a corresponding increase in Additional paid-in capital in the Condensed Consolidated Balance Sheet.

NOTE 11—RELATED PARTY TRANSACTIONS

Providence

Initial Line of Credit

As of September 30, 2018 there was no balance outstanding on the initial line of credit. As of December 31, 2017, the Company had an outstanding balance of $5.0 million and had accrued interest in the amount of $0.5 million. The outstanding principal balance of $5.0 million and accrued interest of $0.5 million were repaid on February 1, 2018 with proceeds from the closing of the Secured Credit Facility. Interest expense of $0.0 and $0.3 million was recognized related to the note and accretion of unamortized debt discount during the three and nine months ended September 30, 2018 respectively.

Secured Credit Facility

Related to the execution of the Credit Agreement the Company entered a Secured Credit Facility (Note 6), pursuant to which the Company borrowed $25MM from PEO affiliated entities.

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

As of September 30, 2018, PEO beneficially owns approximately 11.7% of the Company’s outstanding common stock. PEO and affiliated entities could potentially own approximately 48% of the Company’s common stock in the event of the exercise of certain convertible notes and the exercise of warrants (Note 6). As of September 30, 2018, included in accounts payable and accrued liabilities – related party are $1.3 million in underwriting fees payable on February 1, 2019. Interest expense of $3.4 million was recognized related to the note and the accretion of debt discounts during the nine months ended September 30, 2018.

In connection with the execution of the Secured Credit Facility the Company issued 1.5 million warrants to purchase common stock of the Company to PEO affiliated entities (Note 9).

Operations

As of September 30, 2018, the Company has recorded a net $3.5 million in Accounts receivable—joint interest billing—related party. This amount relates to amounts billed and to be billed to PEO with respect to its participation in the Company’s operated Shook drilling program and PEO’s ownership interest in the vertical wells that the Company operates.

As of September 30, 2018, the Company has included oil and gas revenue distributions payable of $1.5 million due to PEO in Accounts payable and accrued liabilities - related party.

Participation Agreement

In June 2018 the Company entered into a participation agreement with PEO, whereby the Company acquired an interest in 2,200 gross mineral acres and eight producing wells from PEO for $4.4 million. Payment is due December 31, 2018. If the Company should elect not to complete its participation, the Company will owe a penalty of $0.7 million to PEO and surrender all its interests in the assets.

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

Operating leases and agreements

The Company leases its office facility under a four-year non-cancelable operating lease expiring in March 2021. The following is a schedule by year of future minimum rental payments required under the lease agreement:

As of September 30, 2018	Amount
2018	$35,460
2019	133,698
2020	137,658
2021	34,662
Total	$341,478

Lease expense totaled $34,807 and $42,245 for the three months ended September 30, 2018 and 2017, respectively. Lease expense totaled $96,315 and $92,354 for the nine months ended September 30, 2018 and 2017, respectively.

PetroShare Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
September 30, 2018

NOTE 13 - RESTATEMENT OF PRIOR PERIOD CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of its consolidated financial statements for the year ended December 31, 2017, the Company identified a mathematical error related to the calculation of the depletion, depreciation and amortization of oil and gas properties as recorded during the interim reporting periods ended September 30, 2017. The issue resulted from the application of an incorrect conversion factor when evaluating NGL volumes. The correction of this error was recorded during the quarter ended December 31, 2017.

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

The following table presents the restatement amounts included in the condensed consolidated statements of operations and cash flows for the three months and nine months ended September 30, 2017;

	Three months ended	Nine months ended
Adjustments:	September 30, 2017	September 30, 2017
Previously reported depletion, depreciation and amortization (1)	$(1,153,273)	$(3,135,614)
Corrected depletion, depreciation and amortization (1)	(836,673)	(2,269,917)
Total adjustment	316,600	865,697
Net (loss), as reported	(2,031,072)	(4,903,680)
Net (loss), as restated	$(1,714,472)	$(4,037,983)
Net (loss) per share, as reported	$(0.09)	$(0.22)
Net (loss) per share, as restated	$(0.08)	$(0.18)

(1)
Excludes depreciation expense not directly related to oil and gas properties of $12,757 and $33,183 for the three and nine months ended September 30, 2017, respectively.

NOTE 14—SUBSEQUENT EVENTS

  The Company has evaluated events through November 13, 2018 and noted no items that would require disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, “PetroShare Corp.,” the “Company,” “we,” “our,” and “us” refer to PetroShare Corp. and its subsidiaries.

The following discussion analyzes (i) our financial condition at September 30, 2018 and compares it to December 31, 2017, and (ii) our results of operations for the three months and nine months ended September 30, 2018 and 2017. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2017. Further, we encourage you to review the Cautionary Language Regarding Forward-Looking Statements.

Overview

We are an independent oil and natural gas company focused on the acquisition and development of crude oil and natural gas properties and have assembled approximately 10,000 net acres, including mineral rights only acreage, all of which are in the Denver-Julesburg Basin, or the DJ Basin, in northeast Colorado. Our current operating focus is within the Wattenberg Field of the DJ Basin, which is located primarily in Adams and Weld Counties, Colorado. We have concentrated our efforts in areas where we believe the geo-mechanical characteristics of the underlying formations offer the potential for greater returns on capital. Our evaluation metrics include reservoir thickness, reservoir quality and resistivity of each formation, each of which affect the number of wells we plan to drill per drilling spacing unit. We have also pursued the development of our leasehold through securing surface use agreements, pad sites, drill site spacing units and horizontal well drilling permits along a new pipeline corridor that has introduced takeaway capacity for both oil and gas across much of our leasehold in the Southern Wattenberg field. We have been successful at these endeavors as evidenced by the six 1,280 acre drill site spacing units that have been approved by the Colorado Oil & Gas Conservation Commission (COGCC). We believe the improved takeaway capacity enhances the value of our undeveloped leasehold in the area and will lead to expedited development by us and other industry participants.

As an oil and natural gas exploration and production company, our revenue, results of operation, cash flow from operations, reserve values, access to capital and future rate of growth are influenced by the prevailing prices of oil and natural gas. Changes in prices can affect, both positively and negatively, our financial condition, liquidity, ability to obtain financing, operating results, and the amount of oil and natural gas that we choose to produce. Prevailing prices for such commodities fluctuate in response to changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Inherently, the price received for oil and natural gas production is unpredictable, and such volatility is expected. All our production is sold at market prices and, therefore, the amount of revenue that we realize, as well as our estimates of future revenues, is largely determined by factors beyond our control. To date we have not entered into hedging arrangements with respect to any of our future production, but we may choose to do so in the future.

Recent Developments

Following are what we believe to be significant developments for our company during the first nine months of 2018:

●
We substantially completed development activities on all fourteen - Shook wells which were placed on-line and produced 61,345 bbls of oil (gross) and 41,332 mcf of natural gas (gross) during the third quarter. Net production to our interest was 27,972 BOE.

●
We participated in the completion of 18 gross horizontal wells operated by other parties. These wells are now in production and contributed 46.1% of our revenue during the nine months ended September 30, 2018.

●
We continued to improve our operating performance, producing 112,564 BOE for the third quarter, compared to 96,724 BOE and 61,200 BOE during the second and first quarters of the year, respectively.Average daily production for the third quarter was 1,224 BOE/D, compared to 1,063 BOE/D during the second quarter. Average realized sales price was $44.02 per BOE for the first nine months of 2018, compared to $33.90 per BOE during the comparable period of 2017;

Acquisitions and Divestitures

We agreed to participate with Providence Energy Operators (PEO) in the acquisition of mineral interests located in Adams County, Colorado. Our participation is expected to add approximately 840 net mineral acres at a cost of $4.6 million. The area is prospective for horizontal development in the Niobrara and Codell zones.

In an exchange transaction with one of our lenders, we traded our interests in several non-operated wells (four producing wells and eight wells that were in various stages of drilling and completion) to fully satisfy our obligations under the supplemental line of credit with an outstanding balance of $2.1 million.

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

At September 30, 2018, we had a cash balance of $1.7 million. Our working capital, consisting of current assets of $14.0 million compared to $65.3 million of current liabilities was a negative $51.3. Significant current liabilities due on or before December 2018 are the principal and accrued interest of $9.8 million on our convertible notes and $4.6 million on our participation agreement payable. Furthermore, each month we are required to make interest payments of $0.4 million on our Secured Credit Facility as well as payments related to our ongoing operated and non-operated drilling operations. We generated net losses of $3.0 million during the nine months ended September 30, 2018 and $10.8 million during the year ended December 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern depends on the success of our fundraising, future drilling, exploration and development efforts, and our ability to generate cash flow sufficient to cover our costs and expenses. In the event we are unable to obtain adequate funding from the sale of debt or equity securities and our ongoing drilling efforts, both operated and non-operated, we may have to delay, reduce or eliminate certain of our planned operations, reduce overall overhead expense, or divest assets. This, in turn, may have an adverse effect on our ability to realize the value of our assets.

Results of Operations for the three months ended September 30, 2018 compared to September 30, 2017

Overview: For the three months ended September 30, 2018, we realized a net loss of $1.4 million or $0.05 per share, compared to a net loss of $1.7 million or $0.08 per share for the three months ended September 30, 2017. Our results improved primarily because crude oil sales prices increased and production volumes increased. During the 2018 quarter, we began selling oil, natural gas and natural gas liquids from the Shook wells in our Todd Creek Farms area and realized increased production from our interests in non-operated wells. Our production averaged 1,224 BOE/D during the third quarter of 2018 compared to 996 BOE/D in the third quarter of 2017.

The following table summarizes selected operating results and per unit average measurements for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Revenue
Crude Oil	$4,228,822	$2,094,056
Natural Gas	690,988	486,197
NGLs	292,094	257,939
Total revenue	$5,211,904	$2,838,192
Total operating expense (1)	$918,008	$459,754

Depletion, depreciation and amortization expense (5)(6)	$1,690,168	$836,673
Sales volume (2)(3)
Crude Oil (Bbls)	65,960	46,392
Natural Gas (Mcfs)	199,828	175,659
NGLs (Bbls)	13,300	15,985
BOE	112,564	91,653
Average sales price (4)
Crude Oil (per Bbl)	$64.11	$45.14
Natural Gas (per Mcf)	$3.46	$2.77
NGLs (per Bbl)	$21.96	$16.14
BOE	$46.30	$30.97
Expenses per BOE
Operating expenses	$8.16	$5.02
Depletion, depreciation and amortization expense	$15.02	$9.13

(1)
Total operating expense includes lifting costs, oil and gas production taxes, and transportation and other costs.

(2)
Some volumes are estimated based on preliminary reports from third party operators. Final reports may differ, but such differences are not expected to be material.

(3)
Sales volumes are based upon crude oil, natural gas and NGL’s sold or delivered during the period and may differ from crude oil, natural gas and NGL’s produced during the period.

(4)
Average calculations are based upon non-rounded figures.

(5)
Certain amounts for the three months ended September 30, 2017 were restated from amounts previously reported. Specifically, previously reported depletion, depreciation, and amortization was $1.2 million. See Note 13 to the condensed consolidated financial statements.

(6)
Excludes depreciation of $13,265 and $12,757 not related to oil and gas properties for the three months ended September 30, 2018 and 2017, respectively.

Revenues: Crude oil, natural gas and NGL sales revenue was $5.2 million for the three months ended September 30, 2018 compared to $2.8 million for the three months ended September 30, 2017. Revenue increased $2.4 million or 83% because our average sales price per BOE increased 49.5% and our sales volume increased 22.8%. Our adoption of the new accounting standard for revenue recognition in 2018 did not have a significant impact on revenues.

Volumes and Prices: Crude oil, natural gas and NGL sales volumes of 112,564 BOE for the three months ended September 30, 2018, were up 22.82% from 91,653 BOE for the third quarter of 2017. The quarterly increase in sales volumes came from new wells that came on-line since the third quarter of 2017 coupled with the Shook wells coming online in July 2018, somewhat offset by natural decline curves in wells which have been producing for more than one year. On a BOE basis, our sales were comprised of 59% crude oil, 30% natural gas, and 11% natural gas liquids. For the three months ended September 30, 2018, our average realized price for all three product types in our sales volumes was $46.30 per BOE, compared to $30.97 per BOE for the comparable period in 2017. Our realized average price per BOE is most significantly affected by the price of the crude oil component. The average realized price for crude oil was $64.11 per Bbl in 2018 and $45.14 per Bbl in 2017.

Operating Expense: Operating expense for the three-month periods is shown below:

	Three months ended
	September 30,
	2018	2017
Lifting costs	$227,046	$191,204
Production taxes	387,772	198,608
Transportation and other costs	303,190	69,942
Total	$918,008	$459,754

Total operating expense increased $0.5 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Much of the increase in the transportation component was due to pipeline charges as we commenced delivery of product from our Shook pad. Furthermore, severance and ad-valorem taxes are directly related to the sales value of volumes sold, and the value of our volumes increased from $30.97 to $46.30 per BOE.

Lifting costs per BOE were $2.02 and $2.09 for the three months ended September 30, 2018 and 2017, respectively. The decrease of approximately 3% occurred because the increased BOE sales volume of 23% more than offset the increased lifting costs of approximately 19% which resulted primarily from additional costs incurred on the start-up of the Shook facility as the wells commenced production. Lifting costs are most directly affected by the number and type of wells producing during the period. Lifting costs are typically greater for a horizontal well compared to a vertical well. We have interests in 11.2 net horizontal wells in 2018 compared to 2.86 net horizontal wells in 2017. Lifting costs per BOE are expected to decrease as the wells achieve flush production. As a percent of crude oil, natural gas and NGL sales revenue, lifting cost was 4.36% and 6.74% for the three months ended September 30, 2018 and 2017, respectively. Production taxes were 7.44% and 7.00% for the three months ended September 30, 2018 and 2017, respectively. Transportation and other costs were 5.82% and 2.46% for the three months ended September 30, 2018 and 2017, respectively.

Depletion, depreciation and amortization expense: The calculation of depletion, depreciation, and amortization expense (“DDA”) is directly related to proved reserves and production volumes. DDA expense increased 102% for the three months ended September 30, 2018 compared to 2017. Our DDA ratio (volumes of hydrocarbons produced compared to volumes of proved reserves) was 1.3% in 2018 and 1.6% in 2017. Net capitalized costs of oil and gas properties subject to DDA increased from $21.6 million at September 30, 2017 to $56.4 million at September 30, 2018, an increase of 160%. Thus, the change in the ratio applied to the increase in net capitalized costs resulted in an increased expense for the period. On a BOE basis, DDA expense was $15.02 during 2018 and $9.13 during 2017.

General and administrative expenses: General and administrative expenses decreased 18% to $1.2 million during the three months ended September 30, 2018 compared to $1.5 million during the three months ended September 30, 2017. The decrease was primarily attributable to decreased professional services coupled with general and administrative expenses being reported net of certain cost recovery charges. As the operator of oil and gas properties, we incur certain general and administrative expenses (“overhead”) on behalf of our non-operating partners. Our joint operating agreements typically require the non-operating partner to reimburse us for their share of the overhead. During the quarter ended September 30, 2018, we invoiced our partners $0.1 million for overhead reimbursement. The quarter ended September 30, 2017 did not include any reimbursements.

Interest expense: Interest expense includes interest incurred and paid at the rate specified in each respective borrowing arrangement and the expense associated with accretion of debt discounts recorded in connection with the borrowing arrangements. Furthermore, certain interest expense may be capitalized into the carrying cost of oil and gas properties. The following table presents the components of interest expense for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Interest incurred at contract rate	$1,313,975	$463,150
Accretion of debt discounts	1,584,415	1,268,703
Interest capitalized	-	-
Total	$2,898,390	$1,731,853

Change in fair value – derivative liability: During the three months ended September 30, 2018, we recognized other income of $0.1 million related to a change in the fair value of the compound derivative liability embedded in the Secured Credit Facility. Accounting standards require us to re-measure the value of the derivative liability each reporting period, and any changes in fair value are included in Other income or Other expense. Changes in fair value can be material. During the comparable period in 2017, we did not have any derivative liabilities.

Results of Operations for the nine months ended September 30, 2018 compared to September 30, 2017

Overview: For the nine months ended September 30, 2018, we realized a net loss of $3.0 million or $0.11 per share, compared to a net loss of $4.0 million or $0.18 per share for the nine months ended September 30, 2017. Our results improved primarily because crude oil sales prices increased and because production volumes increased. During the third quarter of 2018, we began selling oil from the Shook wells in our Todd Creek Farm area and realized increased production from our interests in non-operated wells. Our production averaged 991 BOE/D during the first nine months of 2018 compared to 946 BOE/D in the first nine months of 2017.

The following table summarizes selected operating results and per unit average measurements for the nine months ended September 30, 2018 and 2017:

	For the Nine months ended
	September 30,
	2018	2017
Revenue
Crude Oil	$9,696,669	$7,124,456
Natural Gas	1,483,377	1,061,849
NGLs	726,325	570,774
Total revenue	$11,906,372	$8,757,079
Total operating expense (1)	$2,161,843	$1,373,074

Depletion, depreciation and amortization expense(5)(6)	$3,590,342	$2,269,918
Sales volume (2)(3)
Crude Oil (Bbls)	153,530	158,124
Natural Gas (Mcfs)	479,014	381,735
NGLs (Bbls)	37,125	36,562
BOE	270,490	258,308
Average sales price (4)
Crude Oil (per Bbl)	$63.16	$45.06
Natural Gas (per Mcf)	$3.10	$2.78
NGLs (per Bbl)	$19.56	$15.61
BOE	$44.02	$33.90
Average per BOE
Operating expense	$7.99	$5.32
Depletion, depreciation and amortization expense	$13.27	$8.79

(1)
Total operating expense includes lifting costs, oil and gas production taxes, and transportation and other costs.

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

(5)
Certain amounts for the nine months ended September 30, 2017 were restated from amounts previously reported. Specifically, previously reported depletion, depreciation, and amortization was $3.2 million. See Note 13 to the condensed consolidated financial statements.

(6)
Excludes depreciation of $44,863 and $33,183 not related to oil and gas properties for the nine months ended September 30, 2018 and 2017 respectively.

              Revenues: Crude oil, natural gas and NGL sales revenue was $11.9 million for the nine months ended September 30, 2018 compared to $8.8 million for the nine months ended September 30, 2017. Revenue increased $3.1 million because our average sales price per BOE increased 29.8% and our sales volume increased 4.72%. Our adoption of the new accounting standard for revenue recognition in 2018 did not have a significant impact on revenues.

Volumes and Prices: Crude oil, natural gas and NGL sales volumes of 270,490 BOE for the nine months ended September 30, 2018, were up 4.7% from 258,308 BOE for the nine months ended September 30, 2017. The increase in sales volumes came from new wells that came on-line since the third quarter of 2017, our Shook wells that came online in July 2018 somewhat offset by natural decline curves in wells which have been producing for more than one year. On a BOE basis, our sales were comprised of 57% crude oil, 30% natural gas, and 13% natural gas liquids.

 For the nine months ended September 30, 2018, our average realized price for the three products types in our sales volumes was $44.02 per BOE, compared to $33.90 per BOE for the comparable period in 2017. Our realized average price per BOE is most significantly affected by the price of the crude oil component. The average realized price for crude oil was $63.16 per Bbl in 2018 and $45.06 per Bbl in 2017.

Operating Expense: Operating expense for the nine-month periods is shown below:

	Nine months ended
	September 30,
	2018	2017
Lifting costs	$720,442	$619,884
Production taxes	843,857	602,211
Transportation and other costs	597,544	150,979
Total	$2,161,843	$1,373,074

Total operating expense increased $0.8 million to $2.2 million for the nine months ended September 30, 2018 as compared to $1.4 million for the nine months ended September 30, 2017. Much of the increase in the transportation component was due to pipeline charges as we commenced delivery of product from our Shook pad. Furthermore, severance and ad-valorem taxes are directly related to the sales value of volumes sold, and the value of our volumes increased from $33.90 to $44.02 per BOE.

Additionally, lifting costs per BOE were $2.66 and $2.40 for the nine months ended September 30, 2018 and 2017, respectively. The increase of approximately 11% resulted from additional costs incurred on the start-up of the Shook facility as the wells commenced production. Costs per BOE are expected to decrease as the wells achieve flush production. As a percent of crude oil, natural gas and NGL sales revenue, lifting cost was 6.05% and 7.01% for the nine months ended September 30, 2018 and 2017, respectively. Production taxes were 7.1% and 6.9% for the nine months ended September 30, 2018 and 2017, respectively. Transportation and other costs were 5.0% and 1.7% for the nine months ended September 30, 2018 and 2017, respectively.

Depletion, depreciation and amortization expense: The calculation of depletion, depreciation, and amortization expense (“DDA”) is directly related to proved reserves and production volumes. DDA expense increased $1.3 million for the nine months ended September 30, 2018 compared to 2017. Our DDA ratio (volumes of hydrocarbons produced compared to volumes of proved reserves) was 4.2% in 2018 and 4.4% in 2017. Net capitalized costs of oil and gas properties subject to DDA increased from $21.6 million at September 30, 2017 to $56.4 million at September 30, 2018, an increase of 160%. Thus, the change in the ratio applied to the increase in net capitalized costs resulted in an increased expense for the period. On a BOE basis, DDA expense was $13.27 during 2018 and $8.79 during 2017.

General and administrative expenses: General and administrative expenses decreased 37% to $2.8 million during the nine months ended September 30, 2018 compared to $4.4 million during the nine months ended September 30, 2017. The decrease was primarily attributable to overhead reimbursements received from our non-operating partners for general and administrative expenses incurred during the development phase of our Shook facility.

As the operator of oil and gas properties, we incur certain general and administrative expenses (“overhead”) on behalf of our non-operating partners. Our joint operating agreements typically require the non-operating partner to reimburse us for their share of the overhead. During the nine months ended September 30, 2018, we invoiced our partners $1.2 million for overhead reimbursement. The nine months ended September 30, 2017 did not include any reimbursements.

Interest expense: Interest expense includes interest incurred and paid at the contract rate specified in each of the respective borrowing arrangement and the expense associated with accretion of debt discounts recorded in connection with the borrowing arrangements. Furthermore, certain interest expense may be capitalized into the carrying cost of oil and gas properties. The following table presents the components of interest expense for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Interest incurred at the contract rate	$3,852,326	$1,335,097
Accretion of debt discounts	4,746,922	3,528,788
Interest capitalized	(2,156,997)	(259,756)
Total	$6,442,251	$4,604,129

Change in fair value – derivative liability: During the nine months ended September 30, 2018, we recognized other income of $0.1 million related to a change in the fair value of the compound derivative liability embedded in the Secured Credit Facility. Accounting standards require us to re-measure the value of the derivative liability each reporting period, and any changes in fair value are included in Other income or Other expense. Changes in fair value can be material. During the comparable period in 2017, we did not have any derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Overview

 As noted above, there is substantial doubt about our ability to continue as a going concern due to accumulated net losses, need for capital, and substantial near-term liabilities. Our working capital deficit increased from $17.8 million at December 31, 2017 to $51.3 million at September 30, 2018 related primarily to the costs of developing our operated and non-operated properties. At September 30, 2018, we had a cash balance of $1.7 million. We have significant maturing debt obligations during the remaining months of 2018 and the first quarter of 2019 such as our convertible notes payable with an outstanding principal and accrued interest balance of $9.8 million.  Furthermore, we owe amounts to PEO that include the payable for our participation agreement of $4.6 million and accrued financing fees of $1.3 million. We have also recorded and accrued significant payables related to the development of our Shook wells that will need to be addressed in the near term.

We temporarily improved our liquidity with a $25 million Secured Credit Facility. At the first closing in 2017, we received $5 million that was used to satisfy accounts payable and accrued liabilities arising from our development and operating activities. At the second closing, in February 2018, approximately $7.6 million was applied to reduce outstanding principal and accrued interest on the Initial and Supplemental Lines of Credit, and net cash proceeds of $11.2 million were received. Proceeds received from the second closing were subsequently primarily used for development expenditures on our Shook wells. At closing, loan origination fees of $1.2 million were withheld from the net proceeds.

The amount we invest in development, drilling, and leasing activities depends upon, among other factors, our fundraising efforts, opportunities presented to us, and the results of drilling to date. The most significant of our future capital requirements, in addition to repayment of debt and payment of accounts payable and accrued liabilities, include (i) costs to drill or participate in additional wells; (ii) costs to acquire additional acreage that we may identify in the Southern Core area or other areas; (iii) approximately $0.5 million per month for salaries and other corporate overhead; and (iv) legal and accounting fees associated with our requirement as a public company to file reports with the SEC. We anticipate funding these projected capital requirements with proceeds from the sale of debt or equity, the success of which cannot be assured, and cash flow from operations.

We continue to seek additional outside financing on an expedited basis.

Cash Flows

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2018 was $0.1 million compared to net cash provided by operating activities of $4.1 million during the nine months ended September 30, 2017, representing increased utilization of cash of $4.2 million. The most significant differences between the two periods were significant increases in accounts receivable related to production, increases in prepaid expenses and other assets, cash used to address accounts payable and accrued liabilities offset by increases in revenue distributions payable and revenue distributions payable – related party.

We expect to continue operating at a loss until the anticipated cash flow from the wells in which we have an interest is sufficient to cover operating, general and administrative and other expenses; however, we believe that our cash flow from our currently producing operated and non-operated properties is sufficient to cover our recurring general and administrative expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 was $10.1 million compared to $11.2 million during the nine months ended September 30, 2017, representing a decrease of $1.1 million. Cash expenditures on completion activities on the Shook pad continued during the 2018 period as we completed fracture stimulation and facilities. Related to our interests in properties operated by third parties, substantial development occurred during the nine-month period, and we have not yet reimbursed the third parties.  We will be required to expend funds for those costs in the near term. In the 2017 period, cash used in investing activities consisted primarily of our share of costs related the Jacobucci pad and initial work performed on our Shook pad.

Financing Activities

During the nine months ended September 30, 2018, we closed on the Secured Credit Facility which provided net cash proceeds of $11.2 million and provided the resources to repay $6.5 million in principal and $1.1 million in accrued interest from other financings. The total face value of the Secured Credit Facility is $25.0 million, including the $5.0 million that originated in 2017.

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

●
Failure to obtain sufficient capital resources to fully fund planned capital expenditures.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and to reasonably ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PetroShare’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

The following exhibits are filed, furnished or incorporated by reference in this report:

Exhibit		Incorporated by Reference				Furnished
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation as filed with the Colorado Secretary of State on September 4, 2012	S-1	333-198881	3.1	September 22, 2014
3.2	Bylaws of the Company dated November 30, 2012	S-1	333-198881	3.2	September 22, 2014
10.1	Secured Term Credit Agreement among the Company, Providence Wattenberg, LP and 5NR Wattenberg, LLC, dated February 1, 2018	8-K	001-37943	10.1	February 7, 2018
10.2	Form of Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement	8-K	001-37943	10.2	February 7, 2018
10.3	First Amendment to Amended and Restated Participation Agreement, dated February 1, 2018	8-K	001-37943	10.3	February 7, 2018
10.4	Registration Rights Agreement between the Company, Providence Wattenberg, LP, 5NR Wattenberg, LLC and Providence Energy Operators, LLC dated February 1, 2018	8-K	001-37943	10.4	February 7, 2018
10.5	Letter Agreement between the Company and Providence Energy Operators, LLC regarding Acquisitions of Wattenberg Working Interests dated June 6, 2018	10-Q	001-37943	10.5	August 14, 2018
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

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

PetroShare Corp.

Date: November 13, 2018	By:	/s/ STEPHEN J. FOLEY
Stephen J. Foley
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ PAUL D. MANISCALCO
Paul D. Maniscalco
Chief Financial Officer (Principal Financial and Accounting Officer)