Form 10-Q
period 2019-03-31
PetroShare Corp.
filed 2019-05-15
CIK 1568079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37943
PETROSHARE CORP.
(Exact name of registrant as specified in its charter)

Colorado	46-1454523
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9635 Maroon Circle, Suite 400
Englewood, Colorado 80112
(Address of principal executive office) (Zip Code)

(303) 500-1160
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,077,332 shares outstanding as of May 15, 2019.

PETROSHARE CORP.
FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2019

Table of Contents

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’(Deficit) for the three months ended March 31, 2019 (unaudited) and for the year ended December 31, 2018	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 4.	Controls and Procedures	31
	Part II. OTHER INFORMATION	32

Item 1	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 6.	Exhibits	33
SIGNATURES		34

References in this report to agreements to which PetroShare Corp. is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and other reports filed with the SEC, and the exhibits filed with or incorporated therein by reference.

Please see Cautionary Language Regarding Forward-Looking Statements on page 31 of this report for important information contained herein.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

PetroShare Corp.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$2,309,517	$2,636,943
Accounts receivable - joint interest billing, net of allowance	580,586	495,911
Accounts receivable - joint interest billing - related party	1,101,501	1,158,213
Accounts receivable - crude oil, natural gas and NGL sales	5,431,408	11,659,479
Prepaid expenses and other assets	295,750	178,259
Assets held for sale, net of costs to sell	—	16,090,898
Total current assets	9,718,762	32,219,703
Crude oil and natural gas properties - using successful efforts method:
Proved crude oil and natural gas properties	41,975,719	41,017,944
Unproved crude oil and natural gas properties	1,530,114	2,055,752
Wells in progress	222,587	1,194,114
Less: accumulated depletion, depreciation and amortization	(15,524,353)	(14,395,458)
Crude oil and natural gas properties, net	28,204,067	29,872,352
Property, plant and equipment, net	102,790	115,350
Other assets	542,591	357,070
TOTAL ASSETS	$38,568,210	$62,564,475
LIABILITIES & SHAREHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$16,896,928	$24,385,417
Accounts payable and accrued liabilities - related party	2,137,473	7,624,877
Oil and gas revenue distributions payable	2,331,576	2,501,095
Asset retirement obligation	809,580	843,796
Secured Credit Facility - related party, net	14,299,436	20,182,264
Convertible notes payable	9,358,100	9,358,100
Derivative liabilities – Secured credit facility	165,088	241,800
Total current liabilities	45,998,181	65,137,349
Long-term liabilities
Other long-term liabilities	1,062,189	448,465
Asset retirement obligation	1,250,237	1,246,151
Total liabilities	48,310,607	66,831,965

Shareholders’ (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 28,077,332 and 28,089,765 shares issued and outstanding, respectively	28,077	28,090
Additional paid-in capital	33,839,734	33,710,588
Accumulated deficit	(43,610,208)	(38,006,168)
Total Shareholders’ (Deficit)	(9,742,397)	(4,267,490)
TOTAL LIABILITIES & SHAREHOLDERS’ (DEFICIT)	$38,568,210	$62,564,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2019	2018

REVENUE:
Crude oil sales	$4,178,946	$1,425,233
Natural gas sales	617,138	394,411
NGL sales	175,446	249,288
Total revenue	4,971,530	2,068,932
COSTS AND EXPENSES:
Lease operating expense	473,427	305,809
Production taxes, gathering and marketing	902,915	230,919
Depletion, depreciation, amortization and accretion	1,203,239	741,954
Loss on sale and abandonment of properties	822,290	—
Gain on settlement of asset retirement obligation	—	(55,067)
General and administrative expense	2,086,612	597,012
Total costs and expenses	5,488,483	1,820,627
Operating (loss) income	(516,953)	248,305
OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	76,712	89,887
Interest expense	(5,162,222)	(1,826,733)
Other income (expense)	(1,577)	798
Total other (expense)	(5,087,087)	(1,736,048)
Net (loss)	$(5,604,040)	$(1,487,743)
Net (loss) per share:
Basic and diluted	$(0.20)	$(0.05)
Weighted average number of shares outstanding:
Basic and diluted	28,077,470	27,775,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.
Condensed Consolidated Statements of Changes in Shareholders’ (Deficit)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2017	27,718,802	$27,719	$28,553,736	$(20,698,421)	$7,883,034
Issuance of common stock in connection with conversion of convertible notes payable	135,963	136	203,811	—	203,947
Issuance of common shares as compensation	145,000	145	162,105	—	162,250
Issuance of restricted shares	90,000	90	101,018	—	101,108
Beneficial conversion feature on Secured Credit Facility	—	—	2,272,775	—	2,272,775
Warrants issued in connection with Secured Credit Facility	—	—	1,521,451	—	1,521,451
Stock-based compensation	—	—	895,692	—	895,692
Net (loss)	—	—	—	(17,307,747)	(17,307,747)
Balance at December 31, 2018	28,089,765	28,090	33,710,588	(38,006,168)	(4,267,490)
Restricted shares surrendered to satisfy tax withholding requirements	(12,433)	(13)	13	—	—
Stock-based compensation	—	—	129,133	—	129,133
Net (loss)	—	—	—	(5,604,040)	(5,604,040)
Balance at March 31, 2019	28,077,332	$28,077	$33,839,734	$(43,610,208)	$(9,742,397)

PetroShare Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net (loss)	$(5,604,040)	$(1,487,743)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, and amortization	1,141,455	713,598
Amortize lease assets and obligation	(6,154)	(5,068)
Accretion of asset retirement obligation	61,784	28,356
Accretion of debt discounts	4,817,734	1,497,192
Loss on sale and abandonment of properties	822,290	—
Share-based compensation	129,133	287,589
Change in fair value - derivative liability	(76,712)	(89,887)
Bad debt expense	7,530	—
Changes in operating assets and liabilities:
Accounts receivable - joint interest billing	44,355	(316,377)
Accounts receivable - joint interest billing - related party	(33,371)	(218,961)
Accounts receivable - crude oil, natural gas and NGL sales	(909,567)	3,316
Prepaid expenses, other assets and other liabilities	400,684	(46,543)
Accounts payable and accrued liabilities	2,147,827	(596,378)
Oil and gas revenue distributions payable	(169,519)	92,750
Accounts payable and accrued liabilities - related party	(916,903)	74,184
Asset retirement obligations	(81,408)	(55,067)
Drilling advances - related party	—	(680,248)
Net cash provided by (used in) operating activities	1,775,118	(799,287)
Cash flows from investing activities:
Development of crude oil and natural gas properties	(2,042,358)	(1,559,997)
Acquisitions of crude oil and natural gas properties	(60,186)	(161,682)
Net cash (used in) investing activities	(2,102,544)	(1,721,679)
Cash flows from financing activities:
Borrowings under Secured Credit Facility	—	11,163,192
Net cash provided by financing activities	—	11,163,192
Cash:
Net (decrease) increase in cash	(327,426)	8,642,226
Cash, beginning of period	2,636,943	713,924
Cash, end of period	$2,309,517	$9,356,150
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$349,873	$1,393,312
Non-cash investing and financing activities:
Accrued development costs - crude oil and natural gas properties	$(2,242,719)	$6,070,025
Asset retirement obligation - additions	$—	$612
Change in working interests – crude oil and natural gas properties	$(430,632)	$—
Recognize right of use benefits and obligations for leased assets	$205,447	$—
Exchange proceeds from sale of assets for obligations to secured lender – related party	$15,538,766	$—
Issuance of common stock warrants in connection with Secured Credit Facility	$—	$1,603,432
Issuance of common stock in connection with conversion of notes payable and accrued interest	$—	$203,944
Lender fees - Secured Credit Facility	$—	$1,250,000
Beneficial conversion feature in connection with Secured Credit Facility	$—	$1,365,207
Embedded derivative liability Secured Credit Facility	$—	$530,255
Initial line of credit - paid through Secured Credit Facility	$—	$5,000,000
Supplemental line of credit - paid through Secured Credit Facility	$—	$1,500,000
Accrued interest - paid through Secured Credit Facility	$—	$1,086,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019
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

In management’s opinion, the Condensed Consolidated Balance Sheet as of December 31, 2018, which has been derived from the audited financial statements, and the unaudited Condensed Consolidated Balance Sheet as of March 31, 2019, the unaudited Condensed Consolidated Statements of Operations, Changes in Shareholders’ (Deficit), and Cash Flows for the three months ended March 31, 2019 and 2018, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Unless otherwise noted, there have been no material changes to the footnotes in the financial statements from the audited financial statements contained in the Company’s Form 10-K.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

Principles of Consolidation

The consolidated financial statements include the accounts and balances of the Company and its wholly-owned subsidiary, CFW Resources, LLC, a Colorado limited liability company. The Company’s undivided interests in joint operating ventures are proportionately consolidated.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, as well as the disclosure of contingent assets and liabilities. Estimated quantities of crude oil, natural gas and natural gas liquids are the most significant of the Company’s estimates. All reserve data used in the preparation of these condensed consolidated financial statements are based on estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, natural gas and natural gas liquids. There are numerous uncertainties inherent in estimating quantities of proved, probable and possible reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil, natural gas and natural gas liquids that are ultimately recovered.

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

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

Disaggregation of Revenue. The following table presents revenues disaggregated by product:

Operating revenues	2019	2018
Crude oil sales	$4,178,946	$1,425,233
Natural gas sales	617,138	394,411
NGL sales	175,446	249,288
Total Operating Revenues	$4,971,530	$2,068,932

Related Party Transactions

The Company engages in a number of transactions with Providence Energy Operators, LLC (“PEO”) and its affiliates. PEO is the beneficial owner of 11.6% of our outstanding common stock. We have a participation agreement that grants PEO the option to acquire up to a 50% interest and participate in any oil and gas development on acreage we obtain within an area of mutual interest (AMI) near our Southern Core area. To date, PEO has exercised its option under the participation agreement or otherwise participated or agreed to participate in all acreage acquisitions and drilling operations. As discussed elsewhere in this report, an affiliate of PEO is a major participant in our principal lender group through the Secured Credit Facility. The Board of Directors is required to approve all significant related party transactions.

Recently Adopted Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842), followed by other related ASUs that provided targeted improvements and additional practical expedient options (collectively “ASC 842”). ASC 842 requires lessees to recognize right-of-use (“ROU”) assets and lease payment liabilities on the balance sheet for leases representing the Company’s right to use the underlying assets over the lease term. Each lease that is recognized on the balance sheet will be classified as either finance or operating, with such classification affecting the pattern and classification of expense recognition in the statements of operations and presentation within the statements of cash flows.

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective method. The Company elected as part of its adoption to also use the optional transition methodology whereby previously reported periods continue to be reported in accordance with historical accounting guidance for leases that were in effect for those prior periods. Policy elections and practical expedients that the Company has implemented as part of adopting ASC 842 include (a) excluding from the balance sheet leases with terms that are less than or equal to one year, (b) for all existing asset classes that contain both lease and non-lease components, combining these components together and accounting for them as a single lease component, (c) the package of practical expedients, which among other things, allows the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy GAAP, and (d) excluding land easements, which were not accounted for under the previous leasing guidance, that existed or expired before adoption of ASC 842. The scope of ASC 842 does not apply to leases used in the exploration or use of minerals, oil, and natural gas.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

The Company's adoption of ASC 842 resulted in an increase in other assets, accounts payable and accrued liabilities, and other liabilities line items on the accompanying condensed consolidated balance sheets as a result of the additional ROU assets and related lease liabilities. Upon adoption on January 1, 2019, the Company recognized approximately $0.2 million in ROU assets and liabilities for its operating leases. There was no cumulative effect to accumulated deficit upon the adoption of this guidance. See Note 12 for the new disclosures required by ASC 842.

NOTE 3—GOING CONCERN

In the Report of the Independent Registered Public Accounting Firm as of and for the year ended December 31, 2018, the auditor included an explanatory paragraph concerning the Company’s ability to continue as a going concern.

Pursuant to Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements – Going Concern,” the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity may be unable to meet its obligations as they become due within one year from the financial statement issuance date.

The uncertainty regarding the Company’s ability to continue as a going concern is based on its substantial near-term liabilities, continuing net losses and negative working capital, among other things which existed as of March 31, 2019. At March 31, 2019, the Company had a cash balance of approximately $2.3 million, other current assets of approximately $7.4 million and current liabilities of $46 million, resulting in negative working capital of $36.3 million. The Company had a net loss, including non-cash charges, of $5.6 million for the three months ended March 31, 2019. At March 31, 2019 the Company was in default on the outstanding principal balances of $9.4 million under both issues of convertible notes. The Company is also in default under the terms of the Secured Credit Facility (Note 6) and as a result, $14.3 million of outstanding principal is due. Some accounts payable obligations to vendors are past the due date and some of those vendors have filed liens or indicated an intent to file liens on certain of the Company’s assets and/or commenced legal action to foreclose those liens. The Company has been unable to access the debt or equity markets to obtain any additional funding during 2019.

Management has evaluated these conditions and determined that increased revenues from the Company’s operated properties may allow the Company to meet its obligations. However, to continue to execute its business plan, and meet its debt obligations, additional working capital will be required. As part of the analysis, the Company considered selective participation in certain operated drilling programs based on availability of working capital and the timing of production-related cash flows. There is uncertainty that management’s plans, if executed, will allow the Company to meet all of its obligations.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date the condensed consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – FAIR VALUE MEASUREMENTS

ASC Topic 820, “Fair Value Measurements and Disclosures”, establishes a hierarchy for inputs used in measuring fair value for financial assets and liabilities that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

As disclosed in Note 6, the Secured Credit Facility contained embedded elements that required identification and quantification of fair value. The estimated fair values as of February 1, 2018, the closing date of the facility, are presented in Note 6. As of March 31, 2019, the estimated fair values are presented in the following table:

March 31, 2019
Registration rights penalty derivative liability	$93,024
Share purchase option derivative liability	72,064
Total	$165,088

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s Secured Credit Facility, categorized as Level 3:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Beginning balance	$241,800	$—
Additions	—	1,670,017
Total (gains) or losses (realized / unrealized)
Included in operations	(76,712)	(1,428,217)
Included in other comprehensive income	—	—
Ending Balance	$165,088	$241,800

Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and credit facility borrowings. The carrying values of cash, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company’s Secured Credit Facility approximates fair value as it bears interest at variable rates over the term of the loan.

NOTE 5—CRUDE OIL AND NATURAL GAS PROPERTIES

The Company’s oil and gas properties are located entirely within the State of Colorado in the United States. The net capitalized costs related to the Company’s crude oil and natural gas activities were as follows:

	March 31,	December 31,
	2019	2018
Proved oil and gas properties	$41,975,719	$41,017,944
Unproved oil and gas properties (1)	1,530,114	2,055,752
Wells in progress (2)	222,587	1,194,114
Total capitalized costs	43,728,420	44,267,810
Accumulated DDA and impairment (3)	(15,524,353)	(14,395,458)
Net capitalized costs	$28,204,067	$29,872,352

(1)
Unproved oil and gas properties represent unevaluated costs the Company excludes from the amortization base until proved reserves are established or impairment is determined.
(2)
Costs from wells in progress are excluded from the amortization base until production commences.
(3)
Includes the accumulated expenses for depletion, depreciation, and amortization (DDA) plus accumulated expenses for impairment.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

On February 27, 2019, the Company completed the sale of certain assets. Based upon the preliminary settlement statement, the $16.5 million sale price for the assets yielded net proceeds of approximately $15.3 million, after adjustments for title defects, inventory, reconciliation of other amounts payable and receivable from the buyer, and transaction costs of the sale. Final settlement of the transaction is scheduled for May 28, 2019. All of the net proceeds from the sale were remitted to the Secured Lenders as required by the Secured Lenders, and have been applied to reduce amounts allegedly owed by the Company under the Secured Credit Facility. Additional information about the use of proceeds from the sale can be found in Note 6.

The assets were classified as Held for Sale as of December 31, 2018 and included as current assets in the financial statements. During the period from January 1, 2019 to February 27, 2019, the assets sold generated revenues of $1.1 million and operating expenses of $0.3 million, resulting in net operating income for those properties of $0.8 million. The terms of the transaction provide that 2019 revenues and expenses accrue to the benefit of the buyer, and accordingly, the Company recorded an adjustment of $0.8 million to the purchase price and the corresponding loss on sale of properties during the period ended March 31, 2019.

NOTE 6—DEBT

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

As of December 31, 2018, the 10% Convertible Notes had an outstanding principal balance of $4.6 million. The 10% Convertible Notes were not paid on their due date of December 31, 2018. The Company’s failure to retire the 10% Convertible Notes was an event of default. The Company has continued to accrue and pay interest at the rate of 10%, in the approximate amount of $0.1 million each calendar quarter. As of March 31, 2019, the principal balance of $4.6 million remains outstanding, and the 10% Convertible Notes remain in default.

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

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

As of December 31, 2018, the Series B Convertible Notes had an outstanding principal balance of $4.7 million. The Series B Convertible Notes were not paid on their due date of December 31, 2018. The Company’s failure to retire the Series B Convertible Notes was an event of default. The Company has continued to accrue and pay interest at the rate of 15%, in the approximate amount of $0.2 million each calendar quarter. As of March 31, 2019, the principal balance of $4.7 million remains outstanding, and the Series B Convertible Notes remain in default.

The Company has commenced negotiations with holders of the 10% Convertible Notes and the Series B Convertible Notes regarding resolution of the default conditions. At this time, it is not possible to predict the eventual outcome of those negotiations.

Secured Credit Facility

On February 1, 2018, the Company closed on a $25.0 million Secured Credit Facility with Providence Wattenberg, LP and 5NR Wattenberg, LLC (“Secured Lenders”). The Secured Credit Facility incorporated certain provisions of a Letter Agreement entered into by the Company on December 21, 2017 under which the Company borrowed $5.0 million from the Secured Lenders. The closing on February 1, 2018 represented additional borrowings of $20.0 million.

As of March 31, 2019, the Company was in default under certain provisions of the Secured Credit Facility. The default conditions included the non-payment of the 10% Convertible Notes and the Series B Convertible Notes on December 31, 2018, and non-payment of the underwriting fee payable to PEO on February 1, 2019. Other defaults related to non-payment of certain accounts payable and accrued liabilities within a 90-day allowable time period, liens filed in Adams County, Colorado against certain of the Company’s assets, among other conditions.

On March 26, 2019, the Secured Lenders required that the Company pay to them the net proceeds from the Company’s sale of non-operated assets and subsequently applied the net proceeds of $15.3 from sale to the outstanding accrued interest, penalties and principal, resulting in a remaining principal balance of $14.3 million.

On April 2, 2019, the Secured Lenders delivered their formal Notice of Default under the terms of the Secured Credit Facility to confirm their previous communications.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

The following table reflects the net amounts recorded as debt at March 31, 2019 and December 31, 2018:

	10%	Convertible	Secured
	Convertible	Notes	Credit
	Notes	Series B	Facility

December 31, 2018 Principal Balance	$4,633,200	$4,724,900	$25,000,000
December 31, 2018, Total, net	$4,633,200	$4,724,900	$20,182,264
Principal
Borrowings	-	-	-
Repayments	-	-	10,700,564
Conversions	-	-	-

Beginning Balance - Unamortized Debt Issuance Costs - Original Issuer Discount	-	-	2,598,187
Additions	-	-	-
Accretion	-	-	(2,598,187)
Ending - Unamortized Debt Issuance Costs - Original Issuer Discount	-	-	-

Beginning Balance - Unamortized Debt Issuance Costs - Beneficial Conversion Feature	-	-	1,323,403
Additions	-	-	-
Accretion	-	-	(1,323,403)
Ending - Unamortized Debt Issuance Costs - Beneficial Conversion Feature	-	-	-

Beginning Balance - Unamortized Debt Issuance Costs - Warrant Discount	-	-	896,146
Additions	-	-	-
Accretion	-	-	(896,146)
Ending - Unamortized Debt Issuance Costs - Warrant Discount	-	-	-

March 31, 2019, Principal Balance	$4,633,200	$4,724,900	$14,299,436
March 31, 2019, Total, net	$4,633,200	$4,724,900	$14,299,436

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

NOTE 7—ASSET RETIREMENT OBLIGATION

The Company records an estimated liability to recognize the anticipated costs of its obligation to properly plug and abandon oil and gas wells at the end of their productive life. No new obligations were incurred during the three months ended March 31, 2019.

The following table summarizes the changes in asset retirement obligations associated with the Company’s oil and gas properties:

	Three months ended	Year ended
	March 31,	December 31,
	2019	2018
Asset retirement obligation, beginning of period	$2,089,947	$1,123,444
Liabilities settled	(91,914)	(192,996)
Liabilities incurred	—	58,511
Revisions in estimated liabilities	—	983,352
Accretion	61,784	117,636
Asset retirement obligation, end of period	$2,059,817	$2,089,947

Current liability	$809,580	$843,796
Long-term liability	$1,250,237	$1,246,151

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, EXCLUDING RELATED PARTIES

Accounts payable and accrued liability balances were comprised of the following:

	March 31,	December 31,
	2019	2018
Trade payables and accrued liabilities	$4,934,543	$2,093,428
Accrued interest payable	293,014	—
Liabilities incurred in connection with development of crude oil and natural gas properties	11,669,371	22,291,989
Total	$16,896,928	$24,385,417

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

NOTE 9—SHAREHOLDERS’ EQUITY

Common Stock

Activity for the three months ended March 31, 2019 included the following:

On March 15, 2019, at a special meeting, the shareholders approved an amendment to the Company’s Articles of Incorporation (“Amendment”) to increase the authorized common stock from 100,000,000 shares to 200,000,000 shares. The Amendment was effective on March 20, 2019 upon filing the Amendment with the Colorado Secretary of State.

Activity for the three months ended March 31, 2018 included the following:

On February 23, 2018 the Company issued 70,000 shares of common stock at $1.00 per share in lieu of cash compensation.

On March 12, 2018 the Company issued 135,963 shares of common stock in connection with the conversion of 10% convertible notes payable in the principal amount of $200,000 plus accrued interest. The shares were issued at the contractual rate of $1.50 per share.

Warrants

The table below summarizes warrants outstanding as of March 31, 2019:

	Shares Underlying	Exercise Price
	Outstanding Warrants	Per Share	Expiration Date
Underwriter warrants	255,600	$1.25	11/12/2020
Investor warrants	6,666,600	$3.00	12/31/2019
Placement agent warrants	666,600	$1.50	12/31/2021
Secured Credit Facility Warrants	1,500,000	$0.01	2/1/2020
Total	9,088,800

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

There was no activity for the three months ended March 31, 2019.

Activity for the three months ended March 31, 2018 included the following:

On February 1, 2018, in connection with the closing of the Secured Credit Facility, the Company issued 1,500,000 common stock purchase warrants. The warrants are exercisable at $0.01 per share and expire on February 1, 2020. (Notes 6 and 11).

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

No additional shares were granted under the Plan for the three months ended March 31, 2019.

During the three months ended March 31, 2018, the Company issued 325,000 options to purchase shares of the Company’s common stock, which options are exercisable at $1.03 per share. The options were issued to employees and an officer of the Company.

A summary of options outstanding under the Plan for at March 31, 2019 is as follows:

		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding, December 31, 2018	5,037,000	$0.79	3.87
Exercisable, December 31, 2018	4,621,000	$0.75	3.86
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, March 31, 2019	5,037,000	$0.79	3.62
Exercisable, March 31, 2019	4,946,000	$0.77	3.64

During the three months ended March 31, 2019 and 2018 the Company recorded stock-based compensation of $0.1 million and $0.2 million, respectively, related to options issued under the Plan. Unvested stock-based compensation related to the options at March 31, 2019 and December 31, 2018 amounted to $nil and $0.1 million, respectively.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

NOTE 11—RELATED PARTY TRANSACTIONS

Providence Energy Operators (“PEO”) and Affiliates

As of March 31, 2019, PEO beneficially owned approximately 11.6% of the Company’s outstanding common stock. The table below summarizes related party balances with PEO and its affiliates as of:

	March 31, 2019	December 31, 2018
Liabilities
Revenue distribution payable and accrued liabilities	$(1,556,592)	$(2,133,622)
Secured Credit Facility	(14,299,436)	(25,000,00)
Loan commitment fee – Secured Credit Facility	—	(1,250,000)
Default penalty interest – Secured Credit Facility	—	(312,500)
Make-whole premium – Secured Credit Facility	—	(3,347,874)
Break-up fee payable, participation agreement	(580,881)	(580,881)
Assets
Accounts receivable – joint interest billing	$1,101,501	$1,158,213

Secured Credit Facility

Interest expense of $4.8 million was recognized related to the Secured Credit Facility and the accretion of debt discounts during the year three months ended March 31, 2019.

As a result of defaults under the Secured Credit Facility, the Company accrued additional penalty interest and the make-whole premium.

On March 26, 2019, Secured Lenders notified the Company that they were applying the net proceeds from the February 27, 2019 non-operated property sale (Note 5) against the make-whole premium, accrued default interest, other outstanding liabilities and the outstanding principal balance of the Secured Credit Facility (Note 6).

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

The table below presents the application of the proceeds:

Principal Balance	$25,000,000

Total Sale Proceeds Received	15,538,766
Less
Accrued broker fees	(250,000)
Expenses	(17,702)

Available cash	15,271,064
Underwriting fee	(1,250,000)
January 2019 default interest	(105,706)
February 2019 interest	(452,865)
March 1, 2019 - March 26, 2019 interest	(377,768)
Make-whole premium	(2,384,161)
Allocated to Principal	10,700,564

Remaining Principal Balance	$14,299,436

Operations

At March 31, 2019, the Company has recorded $1.1 million in Accounts receivable – joint interest billing – related party. This amount relates to amounts billed and unbilled to PEO related to its participation with the Company in the Shook horizontal wells and PEO’s ownership interest in the vertical wells that the Company operates.

Included in the balance sheet caption Accounts payable and accrued liabilities - related party at March 31, 2019 are royalties and revenue distributions payable of $1.5 million. This amount relates to undistributed revenue from the Shook wells and vertical wells.  In addition, the caption includes the break-up fee payable, participation agreement of $0.6 million related to the contractual penalty for the Company’s election not to participate in a leasehold acquisition under a participation agreement with PEO.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

10% Convertible Notes

As of March 31, 2019 and December 31, 2018, the principal balance of the 10% Convertible Notes held by officers and directors amounted to $0.1 million and $0.1 million respectively. Interest expense for the three months ended March 31, 2019 and 2018 amounted to $2,000 and $2,000 respectively.

Series B Convertible Notes

As of March 31, 2019 and December 31, 2018, the principal balance of the Series B Convertible Notes held by officers and directors amounted to $0.6 million and $0.6 million respectively. Interest expense for the three months ended March 31, 2019 and 2018 amounted to $21,375 and $21,375 respectively.

NOTE 12—LEASES

Operating Lease

The Company evaluates contractual arrangements at inception to determine if individual agreements are a lease or contain an identifiable lease component as defined by ASC 842. The Company currently has one contract that meets the definition of a long-term lease. The Company leases its office facilities under a four-year non-cancelable operating lease agreement expiring in March 2021. Annual payments approximate $0.1 million. Operating lease costs for the three months ended March 31, 2019 were less than $0.1 million.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

NOTE 13—SUBSEQUENT EVENTS

On April 29, 2019, Providence Wattenberg, LP, as administrative agent and Lender, and 5NR Wattenberg, LLC, as Lender, caused to be recorded with the clerk and recorder for Adams County, Colorado a Notice of Election and Demand for foreclosure of the Deed of Trust granted by us to the Lenders to secure repayment of the Secured Credit Facility.

On May 2, 2019, 1888 Industrial Services, LLC, a Delaware limited liability company, filed a civil action in the District Court of Adams County, Colorado against us and other defendants seeking a declaratory judgment and other relief in connection with an oil and gas lien filed against our interest in the Shook wells and related oil and gas leases.

On May 7, 2019,  Liberty Oilfield Services LLC, a Delaware limited liability company, filed claims in the District Court of Adams County, Colorado to foreclose its lien filed against our Shook wells and related oil and gas leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, “PetroShare Corp.,” the “Company,” “we,” “our,” and “us” refer to PetroShare Corp.

The following discussion analyzes (i) our financial condition at March 31, 2019 and compares it to December 31, 2018, and (ii) our results of operations for the three months ended March 31, 2019 and 2018. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2018. Further, we encourage you to review the Cautionary Language Regarding Forward-Looking Statements.

Overview

We are an independent oil and natural gas company focused on the acquisition and development of crude oil and natural gas properties in the Denver-Julesburg Basin, or the DJ Basin, in northeast Colorado. Our current operating focus is within the Wattenberg Field of the DJ Basin, which is located primarily in Adams and Weld Counties, Colorado. We have pursued the development of our leasehold interests along a new pipeline corridor that has introduced takeaway capacity for both oil and gas across much of our acreage in the Southern Wattenberg field. We have established seven operated drill site spacing units that have been approved by the Colorado Oil and Gas Conservation Commission (“COGCC”). We believe the improved takeaway capacity enhances the value of our undeveloped leasehold in the area and will lead to expedited development by us and other industry participants.

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

Recent Developments

Following are what we believe to be significant developments for our Company during the first quarter of 2019:

●
On February 27, 2019, we completed the sale of our non-operated assets in the Todd Creek Farms area. The assets we sold (collectively, the “Assets”) included our interest in all non-operated horizontal wells, as well as the leases on which those wells are located, oil, gas and other hydrocarbons produced from the leases on or after the effective date of sale, related equipment, machinery, fixtures and other personal property, surface rights and contracts. The effective date of the asset sale was January 1, 2019.

The net purchase price received for the Assets was approximately $15.3 million in cash, net of closing costs, adjustments and broker’s fees. The proceeds of the sale were applied by the Secured Lenders to reduce balances allegedly owed to them under the terms of the Secured Credit Facility.

●
Sales volumes for the three months ended March 31, 2019 were 127,313 BOE as compared to 61,200 BOE for the 2018 period.

●
Average daily production for the first quarter 2019 was 1,414 BOE, as compared to 680 BOE for the 2018 period.

●
Average realized sales price was $39.05 per BOE in 2019 compared to $33.81 for the 2018 period.

●
On March 22, 2019, we received the resignations of three members of our Board of Directors: Michael Allen, Joseph Drysdale and Cullen Schaar, effective immediately. These directors had been appointed by the Secured Lenders under the terms of the Secured Credit Facility. None of the directors expressed any disagreement with our company or its Board of Directors that precipitated the resignations. The Board of Directors plans to continue with a reduced membership of six directors.

●
On April 16, 2019, COLORADO SB-181 (“SB-181”) was signed into law. This bill introduces significant changes to the regulation of oil and gas development in the State of Colorado. The bill changes the mandate of the COGCC from that of promoting development of oil and gas to prioritizing the protection of public safety, health, welfare, and the environment. In addition, the bill changes the composition of the COGCC to include more health and safety advocates. The legislation also allows for more local control over the development of oil and gas properties and alters the State statute allowing for “forced pooling” of oil and gas properties. This legislation could significantly impact our ability to obtain permits to drill.

●
On March 20, 2019, the Adams County commissioners voted to place a six-month moratorium on the issuance of drilling permits in unincorporated portions of the County due to SB-181. A significant portion of our properties are located in Adams County, although some of the properties are located within the limits of the City of Brighton. It is not yet clear whether municipalities like Brighton will follow Adams County and consider a moratorium.

●
On April 2, 2019, the Secured Lenders delivered their formal Notice of Default under the terms of the Secured Credit Facility. After the application of proceeds from the sale of our non-operated assets of February 27, 2019, the remaining outstanding principal balance of the Secured Credit Facility is $14.3 million.

●
On various dates in 2019, we received Notices of Alleged Violations (“NOAVs”) from the COGCC pertaining to five wells that we operate. We have settled matters related to two of the wells and have accrued $0.6 million as of March 31, 2019 related to the remaining outstanding alleged violations. We are working with the COGCC to settle these remaining matters. We have no way to definitively ascertain what the outcome of the remaining NOAVs will be.

Going Concern

As described in the notes to our unaudited condensed consolidated financial statements, there is substantial doubt about our ability to continue as a going concern. This qualification is based on, among other things, debt obligations currently in default, accumulated losses and negative working capital.

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

Results of Operations for the three months ended March 31, 2019 compared to March 31, 2018

The following table summarizes our operating results and averages for the three months ended March 31, 2019 and 2018:

	For the Three months ended
	March 31,
	2019	2018
Revenue
Crude Oil	$4,178,946	$1,425,233
Natural Gas	617,138	394,411
NGLs	175,446	249,288
Total revenue	$4,971,530	$2,068,932
Total operating expense(1)	$1,376,342	$536,728
Net (loss)	$(5,604,040)	$(1,487,743)
Depletion, depreciation and amortization expense(2)	$1,190,680	$700,332
Sales volume(3)(4)
Crude Oil (Bbls)	83,459	24,019
Natural Gas (Mcfs)	198,028	154,730
NGLs (Bbls)	10,849	11,394
BOE	127,313	61,200
Average sales price(5)
Crude Oil (per Bbl)	$50.07	$59.34
Natural Gas (per Mcf)	$3.12	$2.55
NGLs (per Bbl)	$16.17	$21.88
BOE	$39.05	$33.81
Average per BOE
Operating expense	$10.81	$8.77
Depletion, depreciation and amortization expense	$9.35	$11.44

(1)
Overall lifting costs (oil and gas production costs, including production taxes).
(2)
Excludes depreciation expense related to assets that are not included in oil and gas properties.
(3)
Some volumes are estimated based on preliminary reports from third party operators. Final reports may differ, but such differences are not expected to be material.
(4)
Sales volumes are based upon crude oil, natural gas and NGL’s sold or delivered during the period and differ from crude oil, natural gas and NGL’s produced during the period.
(5)
Averages calculated based upon non-rounded figures.

Overview: For the three months ended March 31, 2019, we realized a net loss of $5.6 million or $0.20 per share, compared to a net loss of $1.5 million or $0.05 per share for the three months ended March 31, 2018. Much of our net loss in the first quarter of 2019 resulted from non-cash charges, especially unamortized costs and expenses related to the Secured Credit Facility, as discussed more fully below. Our production during the first quarter of 2019 averaged 1,414 BOE/D compared to 680 BOE/D in the first quarter of 2018. The significant increase in production year over year is attributable to the Shook pad horizontal wells coming on line in the second half of 2018, partially offset by the sale of our non-operated assets on February 27, 2019.

Revenues: Crude oil, natural gas and NGL sales revenue was $5.0 million for the three months ended March 31, 2019 compared to $2.1 million for the three months ended March 31, 2018. Revenue increases in the first quarter of 2019 compared to 2018 resulted from increased sales volumes and a more liquids-weighted sales mix, somewhat offset by decreasing oil prices, as described in “Volumes and Prices” below. We anticipate revenue from the Shook wells to increase further in the second quarter of 2019, as certain cold-weather take-away problems with the pipeline are resolved. The anticipated revenue increase from the Shook wells will be partially offset by the loss of revenue from the non-operated assets that we sold.

Volumes and Prices: Crude oil, natural gas and NGL sales volumes were 127,313 BOE for the three months ended March 31, 2019, up from 61,200 BOE for the first quarter of 2018. The significant increase in production in the 2019 quarter is due to our operated Shook pad coming online in the third quarter of 2018 coupled with an increase in the number of non-operated wells in which we had ownership interest for part of the quarter. As described elsewhere herein, we sold our interests in our non-operated horizontal assets on February 27, 2019. Production from the wells we sold totaled 37,117 BOE from January 1, 2019 to February 26, 2019, and generated revenue of $1.1 million.

The increase in average sales price per BOE in the first quarter of 2019 relates to a change in the sales mix of volumes sold and realized prices; crude oil increased to 66% of our sales volume in 2019 as compared to 39% of our sales volume in 2018 while the average oil price decreased from $59.34 in 2018 to $50.07 per Bbl in 2019; Natural gas decreased to 26% of our sales volumes in 2019 as compared to 42% in 2018 while prices increased to $3.12 per Mcf from $2.55 per Mcf; and NGL decreased to 8% of our sales volumes in 2019 from 19% in 2018 while prices decreased to $16.17 per Bbl from $21.88 per Bbl. Overall, the average sales price we received per BOE increased from $33.81 in the first quarter of 2018 to $39.05 in the first quarter of 2019.

Operating Expense: Operating expense for the three-month periods is shown below:

	Three months ended March 31,
	2019	2018
Lifting costs	$473,427	$299,694
Production taxes	413,625	230,919
Transportation and other costs	489,290	6,115
Total	$1,376,342	$536,728

Total operating expense increased $0.9 million to $1.4 million for the three months ended March 31, 2019 as compared to $0.5 million for the three months ended March 31, 2018. Much of the increase was due to increased severance and ad-valorem taxes on the increased value of oil and gas produced during the 2019 period and to increased lifting, transportation and other costs on operated wells which commenced production in the third quarter of 2018.

Lease operating costs per BOE were $3.71 and $4.90 for the three months ended March 31, 2019 and 2018, respectively. As a percent of crude oil, natural gas and NGL sales revenue, routine LOE was 9.51% and 14.49% for the three months ended March 31, 2019 and 2018, respectively. Overall operating costs (crude oil and natural gas operating costs, including production taxes) per BOE was $10.81 for the three months ended March 31, 2019, compared to $8.77 for the three months ended March 31, 2018. The increase in lease operating and overall costs between comparable periods is primarily attributable to the costs of our operated properties. During the quarter ended March 31, 2019, the pipeline linked to our operated Shook wells experienced take-away issues and consequently, the wells were periodically offline for two out of three months and the associated downtime costs could not be spread across additional volumes.

Depletion, depreciation and amortization expense: Depletion, depreciation, and amortization increased $0.5 million to $1.2 million for the three months ended March 31, 2019. The increase in expense was the result of increased production volumes related primarily to new operated horizontal wells that commenced production during the latter half of 2018.

Interest expense: During the three months ended March 31, 2019, we recognized interest expense of $5.2 million compared to $1.8 million in the three months ended March 31, 2018. Interest expense recognized during the 2019 period was comprised of interest expense recorded at the default interest rate of approximately 22% plus the accelerated accretion of debt discounts and debt issuance costs on our Secured Credit Facility. It includes an acceleration of all the unamortized costs and discounts relating to the Secured Credit Facility, as the Senior Secured Lender has declared that the Facility in default and all outstanding amounts are due and payable. We determined that the contractual amortization period through February 2020 was no longer appropriate and we recorded an accelerated expense of $4.8 million during the period.

Change in fair value – derivative liabilities: During the three months ended March 31, 2019, we recognized other income of $0.1 million related to the change in fair value of the derivative liabilities embedded in the Secured Credit Facility. During the comparable period in 2018, we recognized other income of $0.1 million related to changes in the fair value of the derivative liabilities.

General and administrative expenses: We recognized general and administrative expenses of $2.1 million during the three months ended March 31, 2019 compared to $0.6 million in the three months ended March 31, 2018, an increase of $1.5 million. Increases in general and administrative expense for the 2019 period include $0.6 million in costs accrued in connection with pending COGCC alleged violation notices, $0.1 million increases in accounting and audit fees, insurance expense and regulatory and compliance related expenses, offset by a $0.2 million decrease in salaries and a $0.1 million decrease in non-cash compensation. During the 2018 period, the reported expense was reduced by cost recovery billed to our working interest partners of approximately $0.7 million that is considered non-recurring one-time reimbursement of certain overhead charges.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our liquidity continued to decrease during the first quarter of 2019. Our working capital deficit increased from $32.9 million at December 31, 2018 to $36.3 million at March 31, 2019. Both current assets and current liabilities decreased significantly from year end, but the current assets decreased more. We sold our interest in certain non-operated assets that were classified as current assets and the proceeds were used to pay down current liabilities. We had a cash balance of $2.3 million on March 31, 2019, which is expected to be used for working capital needs and other operational purposes. We continue to seek outside financing, an asset sale or other strategic alternatives.

During the three months ended March 31, 2019, we sold our interests in certain non-operated properties for net proceeds of $15.3 million. The net proceeds were remitted to the Secured Lenders and were applied to reduce amounts allegedly owed to them under the Secured Credit Facility.

The amount we invest in future development, drilling, and leasing activities depends on, among other factors, our fundraising efforts, potential opportunities, and our ability to negotiate with our current creditors. The most significant of our future capital requirements, in addition to repayment of debt and payment of accounts payable and accrued liabilities, include (i) costs to drill or participate in additional wells; (ii) costs to acquire additional acreage that we may identify in the Southern Core area or other areas; (iii) approximately $0.5 million per month for salaries and other corporate overhead; and (iv) legal and accounting fees associated with our status as a public company required to file reports with the SEC. We anticipate funding these projected capital requirements with proceeds from the sale of debt or equity, the success of which cannot be assured, the potential sale of additional assets and cash flow from operations.

Cash Flows

Operating Activities

Operating activities provided net cash of $1.8 million during the three months ended March 31, 2019. This was an improvement of $2.6 million compared to the three months ended March 31, 2018, when our operating activities used $0.8 million of cash. Although our net loss for the 2019 period increased relative to the 2018 period, a majority of the increased loss represented material non-cash items, including DD&A, accretion of debt discounts and losses recorded in connection with the sale of non-operated properties.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 was $2.1 million compared to $1.7 million during the three months ended March 31, 2018, representing an increase of cash used of $0.4 million. Cash expenditures during the 2019 period represent the payment of costs incurred to complete the development of our Shook assets.

Financing Activities

There were no cash flows from financing activity during the three months ended March 31, 2019. During the three months ended March 31, 2018, we closed on the Secured Credit Facility which provided net cash proceeds of $11.2 million and provided the resources to repay $6.5 million in principal and $1.1 million in accrued interest from other financings.

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

●
Changes in our business strategy;

●
Potential failure to achieve production from drilling projects; and

●
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

(a)
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2019, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

Foreclosure of Oil and Gas Liens

On May 2, 2019, 1888 Industrial Services, LLC, a Delaware limited liability company (“1888”), filed a civil action in the District Court of Adams County, Colorado against us and other defendants seeking a declaratory judgment and other relief in connection with an oil and gas lien filed against our interest in the Shook wells and associated oil and gas leases. The complaint claims that 1888 provided labor, machinery and other items of value to us and our working interest partners in the Shook wells in connection with the drilling and/or completion of those wells. Also named as defendants are our working interest partners, Providence Energy Operators, LLC and PEO Colorado, LLC, as well as other parties allegedly holding an interest in the wells and leases, including Providence Wattenberg, LP, as administrative agent under the Secured Credit Facility, Susan A. Orecchio as the public trustee of Adams County, and Liberty Oilfield Services, LLC and Select Energy Services, LLC, other alleged lien holders.

The Plaintiff seeks a judgment against us in an unspecified amount for breach of contract, quantum meruit and foreclosure of the lien, in addition to a declaratory judgment that the lien is valid and superior to the interest of the other defendants. The lien filed against our interest in the Shook wells and related leasehold and other property interests claims an amount due of $1,312,104 and certain other work allegedly provided by Plaintiff is valued at $50,357.

In another action filed in the District Court of Adams County on May 7, 2019, Liberty Oilfield Services LLC, a Delaware limited liability company (“Liberty”), filed claims to foreclose its lien filed against our Shook wells and the associated leases. The complaint alleges that Liberty provided labor, machinery and other items of value to us in relation to the Shook wells and that we have failed or refused to pay for said labor, machinery and other items of value. The complaint seeks unspecified damages for breach of contract, unjust enrichment, promissory estoppel and foreclosure of the lien. The lien filed by Liberty claims amounts due of $6,480,860

Due to the fact that these complaints were only recently filed and received by us and we have not had the opportunity to discuss our legal options with counsel, we have not yet determined how we intend to respond to the complaint.

Public Trustee’s Foreclosure

On April 29, 2019, Providence Wattenberg, LP, as administrative agent and Lender, and 5NR Wattenberg, LLC, as Lender, caused to be recorded with the clerk and recorder for Adams County, Colorado a Notice of Election and Demand for foreclosure of the Deed of Trust granted by us to the Lenders to secure repayment of the Secured Credit Facility. The Deed of Trust names the Public Trustee of Adams County as trustee. The Notice received by us claims several events of default under the Secured Credit Agreement including the failure to comply with certain operating and capital expense budgets and allowing mechanic’s liens to be filed against and attach to the collateral securing the indebtedness under the Secured Credit Agreement and claims an outstanding principal amount of $14,738,813.

As with the lien foreclosure action discussed above, we have just received the Notice of Election and Demand and have not had time to meet with or discuss our legal options with counsel.

Item 1A. Risk Factors.

There are many risks inherent in our business. Factors that could materially adversely affect our business, financial condition, operating results or liquidity, and the trading price of our common stock are described under Item 1A, Risk Factors, of the Annual Report on Form 10-K filed with the SEC on April 4, 2019. There have been no material changes regarding risk factors since that date.

Item 6. Exhibits.

The following exhibits are filed, furnished or incorporated by reference in this report:

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation as filed with the Colorado Secretary of State on September 4, 2012	S-1	333-198881	3.1	September 22, 2014
3.1.2	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on October 10, 2017	10-K	001-37943	3.2	April 4, 2019
3.1.3	Articles of Amendment to Articles of Incorporation as filed with the Colorado Secretary of State on March 20, 2019	10-K	001-37943	3.3	April 4, 2019
3.2	Bylaws of the Company dated November 30, 2012	S-1	333-198881	3.2	September 22, 2014
10.1	Purchase and Sale Agreement Between the Company and Grizzly Petroleum Company LLC dated January 15, 2019	10-K	001-37943	10.34	April 4, 2019
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

*
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

PetroShare Corp.

Date: May 15, 2019	By:	/s/ STEPHEN J. FOLEY
Stephen J. Foley, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ PAUL D. MANISCALCO
Paul D. Maniscalco, Chief Financial Officer (Principal Financial and Accounting Officer)