Form 10-Q
period 2019-06-30
PetroShare Corp.
filed 2019-08-14
CIK 1568079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37943
PETROSHARE CORP.
(Exact name of registrant as specified in its charter)

Colorado	46-1454523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,037,804 shares outstanding as of August 14, 2019.

PETROSHARE CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 (unaudited)	3
Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2019 and 2018 (unaudited)	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three months and six months ended June 30, 2019 and 2018 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4. Controls and Procedures	26

Part II. OTHER INFORMATION
Item 1 Legal Proceedings	26
Item 1A. Risk Factors	26

Item 6. Exhibits	27
SIGNATURES	28

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PetroShare Corp.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$3,758,009	$2,636,943
Accounts receivable - joint interest billing, net of allowance	1,324,075	495,911
Accounts receivable - joint interest billing - related party	102,324	1,158,213
Accounts receivable - crude oil, natural gas and NGL sales	3,657,021	11,659,479
Prepaid expenses and other assets	705,153	178,259
Assets held for sale, net of costs to sell	—	16,090,898
Total current assets	9,546,582	32,219,703
Crude oil and natural gas properties - using successful efforts method:
Proved crude oil and natural gas properties	41,992,807	41,017,944
Unproved crude oil and natural gas properties	1,531,515	2,055,752
Wells in progress	252,607	1,194,114
Less: accumulated depletion, depreciation and amortization and impairment	(17,008,211)	(14,395,458)
Crude oil and natural gas properties, net	26,768,718	29,872,352
Property, plant and equipment, net	90,556	115,350
Other assets	522,000	357,070
TOTAL ASSETS	$36,927,856	$62,564,475
LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$14,854,196	$24,385,417
Accounts payable and accrued liabilities - related party	3,448	7,624,877
Oil and gas revenue distributions payable	2,727,615	2,501,095
Asset retirement obligation	1,430,985	843,796
Secured Credit Facility - related party	14,299,436	20,182,264
Convertible notes payable	9,358,100	9,358,100
Derivative liabilities - Secured credit facility	90,325	241,800
Total current liabilities	42,764,105	65,137,349
Long-term liabilities
Other long-term liabilities	1,687,006	448,465
Asset retirement obligation	649,877	1,246,151
Total liabilities	45,100,988	66,831,965

Shareholders’ (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 28,037,804 and 28,089,765 shares issued and outstanding, respectively	28,038	28,090
Additional paid-in capital	33,885,198	33,710,588
Accumulated deficit	(42,086,368)	(38,006,168)
Total Shareholders’ (Deficit)	(8,173,132)	(4,267,490)
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$36,927,856	$62,564,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

REVENUE:
Crude oil sales	$5,549,270	$4,042,615	$9,728,216	$5,467,848
Natural gas sales	205,558	397,978	822,696	792,389
NGL sales	193,259	184,943	368,705	434,231
Total revenue	5,948,087	4,625,536	10,919,617	6,694,468
COSTS AND EXPENSES:
Lease operating expense	578,305	187,201	1,051,246	493,396
Production taxes, gathering and marketing	776,161	519,520	1,679,075	750,439
Depletion, depreciation and amortization	1,613,421	1,218,175	2,754,875	1,931,772
Loss on sale and abandonment of properties	—	—	822,290	—
Accretion of asset retirement obligation	60,037	27,255	121,821	55,612
(Gain) loss on settlement - asset retirement obligations	(38,742)	1,274	(38,255)	(54,178)
General and administrative expense	1,238,114	941,610	3,324,727	1,538,624
Total costs and expenses	4,227,296	2,895,035	9,715,779	4,715,665
Operating income	1,720,791	1,730,501	1,203,838	1,978,803
OTHER INCOME (EXPENSE):
Change in fair value - derivative liability	74,763	(110,987)	151,475	(21,100)
Other income (expense)	21,297	(12,459)	19,719	(11,661)
Interest expense	(293,011)	(1,717,129)	(5,455,232)	(3,543,861)
Total other (expense)	(196,951)	(1,840,575)	(5,284,038)	(3,576,622)
Net income (loss)	$1,523,840	$(110,074)	$(4,080,200)	$(1,597,819)
Net income (loss) per share:
Basic	$0.05	$(0.00)	$(0.15)	$(0.06)
Fully Diluted	$0.05	$(0.00)	$(0.15)	$(0.06)
Weighted average number of shares outstanding:
Basic	28,064,735	28,005,644	28,071,067	27,891,210
Fully diluted	29,564,735	28,005,644	28,071,067	27,891,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
Three months and six months ended June 30, 2018	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2017	27,718,802	$27,719	$28,553,736	$(20,698,421)	$7,883,034
Issuance of common stock in connection with conversion of convertible notes payable	135,963	136	203,811	—	203,947
Issuance of common shares as compensation	70,000	70	69,930	—	70,000
Beneficial conversion feature on Secured Credit Facility	—	—	1,342,680	—	1,342,680
Warrants issued in connection with Secured Credit Facility	—	—	1,625,956	—	1,625,956
Stock-based compensation	—	—	217,589	—	217,589
Net (loss)	—	—	—	(1,487,743)	(1,487,743)
Balance at March 31, 2018	27,924,765	27,925	32,013,702	(22,186,164)	9,855,463
Issuance of common stock as compensation	75,000	75	92,175	—	92,250
Issuance of restricted shares	65,000	65	64,935	—	65,000
Beneficial conversion feature on Secured Credit Facility	—	—	825,587	—	825,587
Stock-based compensation	—	—	215,957	—	215,957
Net (loss)	—	—	—	(110,074)	(110,074)
Balance at June 30, 2018	28,064,765	$28,065	$33,212,356	$(22,296,238)	$(10,944,183)

			Additional
	Common Stock		Paid-In	Accumulated
Three months and six months ended June 30, 2019	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2018	28,089,765	$28,090	$33,710,588	$(38,006,168)	$(4,267,490)
Restricted shares surrendered to satisfy tax withholding requirements	(12,433)	(13)	13	—	—
Stock-based compensation	—	—	129,133	—	129,133
Net (loss)	—	—	—	(5,604,040)	(5,604,040)
Balance at March 31, 2019	28,077,332	28,077	33,839,734	(43,610,208)	(9,742,397)
Restricted shares surrendered to satisfy tax withholding requirements	(39,528)	(39)	39	—	—
Stock-based compensation	—	—	45,425	—	45,425
Net income	—	—	—	1,523,840	1,523,840
Balance at June 30, 2019	28,037,804	$28,038	$33,885,198	$(42,086,368)	$(8,173,132)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetroShare Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net (loss)	$(4,080,200)	$(1,597,819)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, and amortization	2,754,875	1,931,772
Amortization of right-of-use obligation	(13,298)	(13,298)
Accretion of asset retirement obligation	121,821	55,612
Accretion of debt discounts	4,817,736	3,162,617
Share-based compensation	174,558	660,794
Loss on sale and abandonment of oil and gas properties	822,290	—
Change in fair value - derivative liability	(151,475)	21,100
Bad debt expense	5,757	—
Changes in operating assets and liabilities:
Accounts receivable - joint interest billing	(733,827)	(824,527)
Accounts receivable - joint interest billing - related party	322,169	(538,467)
Accounts receivable - crude oil, natural gas and NGL sales	864,820	(2,372,709)
Other operating assets and liabilities	643,835	(188,552)
Accounts payable and accrued liabilities	1,574,381	(1,059,316)
Oil and gas revenue distributions payable	226,520	(16,841)
Accounts payable and accrued liabilities - related party	(2,470,047)	49,390
Drilling advances - related party	—	(680,248)
Asset retirement obligations	(120,400)	(142,959)
Net cash provided by (used in) operating activities	4,759,515	(1,553,451)
Cash flows from investing activities:
Development of crude oil and natural gas properties	(3,573,292)	(8,706,655)
Acquisitions of crude oil and natural gas properties	(65,157)	(237,727)
Net cash (used in) investing activities	(3,638,449)	(8,944,382)
Cash flows from financing activities:
Borrowings under secured credit facility, net	—	11,163,192
Net cash provided by financing activities	—	11,163,192
Cash:
Net increase in cash	1,121,066	665,359
Cash, beginning of period	2,636,943	713,924
Cash, end of period	$3,758,009	$1,379,283
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$935,895	$801,759
Non-cash investing and financing activities:
Accrued development costs - crude oil and natural gas properties	$10,352,922	$25,513,409
Exchange proceeds from sale of assets for obligations to secured lender - related party	$15,538,766	$—
Joint interest billing receivable offset against accounts payable - related party	$733,720	$ —
Reduce working interests - crude oil and natural gas properties	$430,810	$—
Oil and gas properties - additions - accrued participation agreement payable – related party	$—	$4,647,047
Conveyance of oil and gas properties - debt repayment	$—	$2,052,500
Lender fees - secured credit facility	$—	$1,250,000
Issuance of common stock warrants in connection with Secured credit facility	$—	$1,521,451
Issuance of common stock in connection with conversion of notes payable and accrued interest	$—	$203,944
Embedded discount features - Secured credit facility	$—	$3,942,792
Initial line of credit - paid through Secured credit facility	$—	$5,000,000
Supplemental line of credit - paid through Secured credit facility	$—	$1,500,000
Accrued interest - paid through Secured credit facility	$—	$1,086,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2019

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

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Unless otherwise noted in this Interim Report, there have been no material changes to the disclosures contained in the notes to the audited financial statements for the year ended December 31, 2018.

The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K. In management’s opinion, the unaudited interim Condensed Consolidated Balance Sheet, Statements of Operations, Statements of Changes in Shareholders’ Equity (Deficit), and Statements of Cash Flows, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. The results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Certain prior period amounts were reclassified to conform to the current presentation on the Condensed Consolidated Financial Statements.

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

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2019

Income (Loss) Per Share

Basic earnings or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per common share is calculated by dividing net income or loss available to common stockholders by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist primarily of warrants, outstanding options, and shares into which the convertible notes are convertible.

When the Company records a loss from operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share. The impact of potentially dilutive securities during the three months ended June 30, 2019 did not have a material impact on the earnings per share of the Company.

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

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Operating revenues
Crude oil sales	$5,549,270	$4,042,615	$9,728,216	$5,467,848
Natural gas sales	205,558	397,978	822,696	792,389
NGL sales	193,259	184,943	368,705	434,231
Total operating revenues	$5,948,087	$4,625,536	$10,919,617	$6,694,468

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2019

Recently Adopted Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842), followed by other related ASUs that provided targeted improvements and additional practical expedient options (collectively “ASC 842”). ASC 842 requires lessees to recognize right-of-use (“ROU”) assets and lease payment liabilities on the balance sheet for leases representing the Company’s right to use the underlying assets over the lease term. Each lease that is recognized on the balance sheet is classified as either finance or operating, with such classification affecting the pattern and classification of expense recognition in the Statements of Operations and presentation within the Statements of Cash Flows.

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective method. The Company elected as part of its adoption to also use the optional transition methodology whereby previously reported periods continue to be reported in accordance with historical accounting guidance for leases that were in effect for those prior periods. Policy elections and practical expedients that the Company has implemented as part of adopting ASC 842 include (a) excluding from the balance sheet leases with terms that are less than or equal to one year, (b) for all existing asset classes that contain both lease and non-lease components, combining these components together and accounting for them as a single lease component, (c) the package of practical expedients, which among other things, allows the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy GAAP, and (d) excluding land easements, which were not accounted for under the previous leasing guidance, that existed or expired before adoption of ASC 842. The scope of ASC 842 does not apply to leases used in the exploration for minerals or use thereof, including oil, natural gas and natural gas liquids.

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

The uncertainty regarding the Company’s ability to continue as a going concern as of June 30, 2019 is based on several capital resource and liquidity factors, including substantial near-term liabilities, significant accumulated deficit and negative working capital, among other factors. At June 30, 2019, the Company had a cash balance of approximately $3.8 million, other current assets of approximately $5.8 million and current liabilities of $42.8 million, resulting in negative working capital of $33.2 million. The Company had a net loss, including non-cash charges, of $4.1 million for the six months ended June 30, 2019. At June 30, 2019, the Company was in default on the outstanding principal balances of $9.4 million under both issues of convertible notes. The Company is also in default under the terms of the Secured Credit Facility (Note 6) and as a result, $14.3 million of outstanding principal is due. Some accounts payable obligations to vendors are past the due date and some of those vendors have filed liens on certain of the Company’s assets and commenced legal action to foreclose those liens. The Company has been unable to access the debt or equity markets to obtain any additional funding during 2019.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2019

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

The financial assets and liabilities are classified in the Condensed Consolidated Balance Sheets based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

As disclosed in Note 6, the Secured Credit Facility contained embedded elements that required identification and quantification of fair value. The estimated fair values as of February 1, 2018, the closing date of the facility, are presented in Note 6. As of June 30, 2019, the estimated fair values of the Company’s financial liabilities are presented in the following table:

June 30, 2019
Registration rights penalty derivative liability	$90,325
Share purchase option derivative liability	—
Total	$90,325

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2019
The following table presents a roll-forward of the fair value of the derivative liabilities associated with the Company’s Secured Credit Facility, categorized as Level 3:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Beginning balance	$241,800	$—
Additions	—	1,670,017
Total (gains) or losses (realized / unrealized)
Included in operations	(151,475)	(1,428,217)
Included in other comprehensive income	—	—
Ending Balance	$90,325	$241,800

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

NOTE 5—CRUDE OIL AND NATURAL GAS PROPERTIES

The Company’s oil and gas properties are located entirely within the State of Colorado in the United States. The net capitalized costs related to the Company’s crude oil and natural gas activities were as follows:

	June 30,	December 31,
	2019	2018
Proved oil and gas properties	$41,992,807	$41,017,944
Unproved oil and gas properties (1)	1,531,515	2,055,752
Wells in progress (2)	252,607	1,194,114
Total capitalized costs	43,776,929	44,267,810
Accumulated DDA and impairment (3)	(17,008,211)	(14,395,458)
Net capitalized costs	$26,768,718	$29,872,352

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

On February 27, 2019, the Company completed the sale of certain assets. Based upon the preliminary settlement statement, the $16.5 million sale price for the assets yielded net proceeds of approximately $15.3 million, after adjustments for title defects, inventory, reconciliation of other amounts payable and receivable from the buyer, and transaction costs of the sale. Final settlement of the transaction was scheduled for May 28, 2019. The Company provided the buyer a final settlement statement and final settlement is pending. All of the net proceeds from the sale were remitted to the Secured Lenders as required by the Secured Lenders and have been applied to reduce amounts allegedly owed by the Company under the Secured Credit Facility. Additional information about the use of proceeds from the sale can be found in Note 6.

The assets were classified as Held for Sale as of December 31, 2018 and included as current assets in the financial statements. During the period from January 1, 2019 to February 27, 2019, the assets sold generated revenues of $1.1 million and operating expenses of $0.3 million, resulting in net operating income for those properties of $0.8 million. The terms of the transaction provide that 2019 revenues and expenses accrue to the benefit of the buyer, and accordingly, the Company recorded an adjustment of $0.8 million to the purchase price and the corresponding loss on sale of properties during the six months ended June 30, 2019.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2019

NOTE 6—DEBT

10% Convertible Notes

 As of June 30, 2019, the 10% Convertible Notes had an outstanding principal balance of $4.6 million and are in default. The 10% Convertible Notes were not paid on their due date of December 31, 2018. The Company’s failure to retire the 10% Convertible Notes was an event of default. The Company has continued to accrue and pay interest at the rate of 10%, in the approximate amount of $0.1 million each calendar quarter.

Series B Convertible Notes

As of June 30, 2019, the Series B Convertible Notes had an outstanding principal balance of $4.7 million and are in default. The Series B Convertible Notes were not paid on their due date of December 31, 2018. The Company’s failure to retire the Series B Convertible Notes was an event of default. The Company has continued to accrue and pay interest at the rate of 15%, in the approximate amount of $0.2 million each calendar quarter.

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

The Company is in default under certain provisions of the Secured Credit Facility. The default conditions included the non-payment of the 10% Convertible Notes and the Series B Convertible Notes on December 31, 2018, and non-payment of the underwriting fee payable to PEO on February 1, 2019. Other defaults related to non-payment of certain accounts payable and accrued liabilities within a 90-day allowable time period, liens filed in Adams County, Colorado against certain of the Company’s assets, among other conditions.

On March 26, 2019, the Secured Lenders required that the Company pay to them the net proceeds from the Company’s sale of non-operated assets and subsequently applied the net proceeds of $15.3 from sale to the outstanding accrued interest, penalties and principal, resulting in a remaining principal balance of $14.3 million.

On April 2, 2019, the Secured Lenders delivered their formal Notice of Default under the terms of the Secured Credit Facility to confirm their previous communications. The Secured Lenders have commenced foreclosure proceedings on the collateral assets.

During the six months ended June 30, 2019, the Company amortized all of the remaining unamortized debt discounts associated with the Secured Credit Facility, which discounts had aggregated $4.8 million as of  December 31, 2018.  In light of the Secured Lenders demand to accelerate the maturity date of the Secured Credit Facility, it was appropriate to fully amortize the remaining discounts.

NOTE 7—ASSET RETIREMENT OBLIGATION

The Company records an estimated liability to recognize the anticipated costs of its obligation to properly plug and abandon oil and gas wells at the end of their productive life. No new obligations were incurred during the six months ended June 30, 2019.

The following table summarizes the changes in asset retirement obligations associated with the Company’s oil and gas properties for the periods presented:

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2019

	Six months ended	Year ended
	June 30,	December 31,
	2019	2018
Asset retirement obligation, beginning of period	$2,089,947	$1,123,444
Liabilities settled	(130,906)	(192,996)
Liabilities incurred	—	58,511
Revisions in estimated liabilities	—	983,352
Accretion	121,821	117,636
Asset retirement obligation, end of period	$2,080,862	$2,089,947

Current liability	$1,430,985	$843,796
Long-term liability	$649,877	$1,246,151

 NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, EXCLUDING RELATED PARTIES

Accounts payable and accrued liability balances were comprised of the following:

	June 30,	December 31,
	2019	2018
Trade payables and accrued liabilities	$4,501,274	$2,093,428
Liabilities incurred in connection with development of crude oil and natural gas properties	10,352,922	22,291,989
Total	$14,854,196	$24,385,417

NOTE 9—SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

Activity for the six months ended June 30, 2019 included the following:

On March 15, 2019, at a special meeting, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation (“Amendment”) to increase the authorized common stock from 100,000,000 shares to 200,000,000 shares. The Amendment was effective on March 20, 2019 upon filing the Amendment with the Colorado Secretary of State.

Activity for the six months ended June 30, 2018 included the following:

On February 23, 2018, the Company issued 70,000 shares of common stock at $1.00 per share in lieu of cash compensation.

On March 12, 2018, the Company issued 135,963 shares of common stock in connection with the conversion of 10% convertible notes payable in the principal amount of $200,000 plus accrued interest. The shares were issued at the contractual rate of $1.50 per share.

On April 18, 2018, the Company issued 75,000 shares of common stock valued at $1.23 per share in connection with the appointment of three new members to its Board of Directors.

On June 1, 2018, the Company issued 65,000 shares of common stock valued $1.40 per share to employees of the Company as compensation. All vesting rights associated with the shares have been satisfied.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2019

Warrants

The table below summarizes warrants outstanding as of June 30, 2019:

	Shares	Exercise
	Underlying	Price
	Outstanding	Per	Expiration
	Warrants	Share	Date
Underwriter warrants	255,600	$1.25	11/12/2020
Investor warrants	6,666,600	$3.00	12/31/2019
Placement agent warrants	666,600	$1.50	12/31/2021
Secured Credit Facility Warrants	1,500,000	$0.01	2/1/2020
Total	9,088,800

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

No additional shares were granted under the Plan for the six months ended June 30, 2019.  As of June 30, 2019, the amount of future compensation expense related to unvested restricted stock grants was nil.

On March 1, 2018, the Company issued options to purchase 325,000 shares of the Company’s common stock, which options are exercisable at $1.03 per share. The options were issued to employees and an officer of the Company and are exercisable at any time on or before March 1, 2023.

On April 18, 2018, the Company issued options to purchase 75,000 shares of the Company's common stock, which options are exercisable at $1.23 per share. The options were issued to directors of the Company. The options may be exercised at any time on or before December 31, 2022.

A summary of options outstanding under the Plan at June 30, 2019 is as follows:

		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(Years)
Outstanding, December 31, 2018	5,037,000	$0.79	3.87
Exercisable, December 31, 2018	4,621,000	$0.75	3.86
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, June 30, 2019	5,037,000	$0.79	3.38
Exercisable, June 30, 2019	5,037,000	$0.79	3.38

As of June 30, 2019, the amount of future compensation expense related to unvested stock option grants was nil.

Total stock based compensation expense, including restricted stock grants, stock options, and other equity based compensation, for the three months ended June 30, 2019 and 2018 was $45,425 and $0.4 million, respectively. Total stock based compensation expense, including restricted stock grants, stock options, and other equity based compensation, for the six months ended June 30, 2019 and 2018 was $0.2 million and $0.7 million, respectively.

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2019

NOTE 11—RELATED PARTY TRANSACTIONS

Providence Energy Operators (“PEO”) and Affiliates

As of June 30, 2019, PEO beneficially owned approximately 11.6% of the Company’s outstanding common stock. The table below summarizes related party balances with PEO and its affiliates as of:

	June 30, 2019	December 31, 2018
Liabilities
Revenue distribution payable and accrued liabilities	$(3,448)	$(2,133,622)
Secured Credit Facility	(14,299,436)	(25,000,000)
Loan commitment fee – Secured Credit Facility	—	(1,250,000)
Default penalty interest – Secured Credit Facility	—	(312,500)
Make-whole premium – Secured Credit Facility	—	(3,347,874)
Break-up fee payable, participation agreement	—	(580,881)
Assets
Accounts receivable – joint interest billing	$102,324	$1,158,213

Secured Credit Facility

As a result of defaults under the Secured Credit Facility, the Company accrued additional penalty interest and the make-whole premium was recorded as of December 31, 2018.

Total interest expense related to the Secured Credit Facility, including the accrual of additional penalty interest and make-whole premium and the accretion of debt discounts, of $nil and $4.8 million was recognized during the three and six months ended June 30, 2019 respectively.

On March 26, 2019, Secured Lenders notified the Company that they were applying the net proceeds from the February 27, 2019 non-operated property sale (Note 5) against the make-whole premium, accrued default interest, other outstanding liabilities and the outstanding principal balance of the Secured Credit Facility (Note 6).

The table below presents the application of the proceeds from the property sale:

Principal Balance December 31, 2018	$25,000,000

Total Sale Proceeds Received	15,538,766
Less
Accrued broker fees	(250,000)
Expenses	(17,702)

Available cash	15,271,064
Underwriting fee	(1,250,000)
January 2019 default interest	(105,706)
February 2019 interest	(452,865)
March 1, 2019 - March 26, 2019 interest	(377,768)
Make-whole premium	(2,384,161)
Allocated to Principal	10,700,564

Remaining Principal Balance June 30, 2019	$14,299,436

PETROSHARE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2019

Operations

At June 30, 2019, the Company has recorded $0.1 million in Accounts receivable – joint interest billing – related party. This amount relates to amounts billed and unbilled to PEO related to its participation with the Company in the Shook horizontal wells and PEO’s ownership interest in the vertical wells that the Company operates.

Included in the balance sheet caption Accounts payable and accrued liabilities - related party at June 30, 2019 are royalties and revenue distributions payable of $nil. This amount relates to undistributed revenue from the Shook wells and vertical wells.

10% Convertible Notes

As of June 30, 2019 and December 31, 2018, the principal balance of the 10% Convertible Notes held by officers and directors amounted to $0.1 million and $0.1 million respectively. Interest expense for the three and six months ended June 30, 2019 and 2018 amounted to $2,000 and $4,000 respectively.

Series B Convertible Notes

As of June 30, 2019 and December 31, 2018, the principal balance of the Series B Convertible Notes held by officers and directors amounted to $0.6 million and $0.6 million respectively. Interest expense for the three and six months ended June 30, 2019 and 2018 amounted to $21,375 and $42,750 respectively.

NOTE 12—LEASES

Operating Lease

The Company evaluates contractual arrangements at inception to determine if individual agreements are a lease or contain an identifiable lease component as defined by ASC 842. The Company currently has one contract that meets the definition of a long-term lease. The Company leases its office facilities under a four-year non-cancelable operating lease agreement expiring in March 2021. Annual payments approximate $0.1 million. Operating lease costs for the three months and six months ended June 30, 2019 were less than $0.1 million.

 NOTE 13—SUBSEQUENT EVENTS

As disclosed in our Quarterly Report for the Quarterly period ended March 31, 2019, Providence Wattenberg, LP, as administrative agent for the lenders under that certain Secured Credit Agreement dated February 1, 2018 (“Credit Agreement”), commenced a Public Trustee’s foreclosure under the Deed of Trust Securing our obligations under the Credit Agreement. On July 16, 2019, the District Court in Adams County issued its order approving the Public Trustee’s sale in accordance with the applicable procedural rules. The sale is currently scheduled for August 27, 2019. See Part II. Other Information, Item 1 Legal Proceedings for additional discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, “PetroShare Corp.,” the “Company,” “we,” “our,” and “us” refer to PetroShare Corp., and its subsidiary as the context requires.

The following discussion analyzes (i) our financial condition at June 30, 2019 and compares it to December 31, 2018, and (ii) our results of operations for the three and six months ended June 30, 2019 and 2018. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2018. Further, we encourage you to review the Cautionary Language Regarding Forward-Looking Statements.

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

Recent Developments

Following are what we believe to be significant developments for our Company during the second quarter of 2019:

●
Sales volumes for the three months ended June 30, 2019 were 132,993 BOE as compared to 96,725 BOE for the 2018 period.

●
Average daily production for the second quarter 2019 was 1,461 BOE, as compared to 1,063 BOE for the 2018 period.

●
Average realized sales price for the second quarter 2019 was $44.72 per BOE, as compared to $47.82 for the 2018 period.

●
On April 16, 2019, COLORADO SB-181 (“SB-181”) was signed into law. This bill introduces significant changes to the regulation of oil and gas development in the State of Colorado. The bill changes the mandate of the COGCC from that of promoting development of oil and gas to prioritizing the protection of public safety, health, welfare, and the environment. In addition, the bill changes the composition of the Colorado Oil and Gas Conservation Commission (“COGCC”) to include more health and safety advocates. Several local governments, including Adams County where much of our leasehold interests are located, have adopted a moratorium on new permits pending the adoption of the new regulation under SB-181. The legislation also allows for more local control over the surface development of oil and gas properties and alters the State statute allowing for “forced pooling” of oil and gas properties. This legislation could significantly impact our ability to obtain permits to drill.

●
On April 2, 2019, the Secured Lenders delivered their formal Notice of Default under the terms of the Secured Credit Facility. After the application of proceeds from the sale of our non-operated assets of February 27, 2019, the remaining outstanding principal balance of the Secured Credit Facility is $14.3 million.

●
On various dates in 2019, we received Notices of Alleged Violations (“NOAVs”) from the COGCC pertaining to five wells that we operate. We have settled and made payments related to two of the wells and have accrued $0.6 million as of June 30, 2019 related to the remaining outstanding alleged violations. We are working with the COGCC to settle these remaining matters. We have no way to definitively ascertain what the outcome of the remaining NOAVs will be.

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

Results of Operations for the three months ended June 30, 2019 compared to June 30, 2018

The following table summarizes our operating results and averages for the three months ended June 30, 2019 and 2018:

	For the Three months ended
	June 30,
	2019	2018
Revenue
Crude Oil	$5,549,270	$4,042,615
Natural Gas	205,558	397,978
NGLs	193,259	184,943
Total revenue	$5,948,087	$4,625,536
Total operating expense(1)	$1,354,466	$706,721
Net income (loss)	$1,523,840	$(110,074)
Depletion, depreciation and amortization expense(2)	$1,601,188	$1,199,842
Sales volume(3)(4)
Crude Oil (Bbls)	100,670	63,551
Natural Gas (Mcfs)	114,724	124,457
NGLs (Bbls)	13,203	12,431
BOE	132,993	96,725
Average sales price(5)
Crude Oil (per Bbl)	$55.12	$63.61
Natural Gas (per Mcf)	$1.79	$3.20
NGLs (per Bbl)	$14.64	$14.88
BOE	$44.72	$47.82
Average per BOE
Operating expense	$10.18	$7.31
Depletion, depreciation and amortization expense	$12.04	$12.40

(1)
Overall lifting costs (includes oil and gas production costs, production taxes, gathering and marketing).
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

Overview: For the three months ended June 30, 2019, we recognized net income of $1,523,840 or $0.05 per share, compared to a net loss of $0.1 million or $0.00 per share for the three months ended June 30, 2018. Net income in the second quarter of 2019 resulted from decreased non-cash charges, especially costs and expenses related to the Secured Credit Facility which were fully amortized in the first quarter of 2019. Our production during the second quarter of 2019 averaged 1,461 BOE/D compared to 1,063 BOE/D in the second quarter of 2018. Increased production during the current year is attributable to the Shook pad horizontal wells coming on-line in the second half of 2018, offset by the sale of our non-operated assets on February 27, 2019.

Revenues: Crude oil, natural gas and NGL sales revenue was $5.9 million for the three months ended June 30, 2019 compared to $4.6 million for the three months ended June 30, 2018. Revenue increases in the second quarter of 2019 compared to 2018 resulted from increased sales volumes and a more liquids-weighted sales mix, somewhat offset by decreasing oil prices, as described in “Volumes and Prices” below.

Volumes and Prices: Total crude oil, natural gas and NGL sales volume was 132,993 BOE for the second quarter of 2019, up from 96,725 BOE for the second quarter of 2018. The increase in production in the second quarter of 2019 is due to our operated Shook pad coming on-line in the third quarter of 2018, partially offset by the sale of our non-operated assets in February 2019.

The decrease in average sales price per BOE in the second quarter of 2019 relates to a change in the sales mix of volumes sold and realized prices; crude oil increased to 76% of our sales volume in 2019 as compared to 66% of our sales volume in the 2018 period while the average oil price decreased from $63.61 in 2018 to $55.12 per Bbl in 2019; Natural gas decreased to 14% of our sales volumes in 2019 as compared to 21% in 2018 and prices decreased to $1.79 per Mcf from $3.20 per Mcf; and NGL decreased to 10% of our sales volumes in 2019 from 13% in 2018 while prices decreased to $14.64 per Bbl from $14.88 per Bbl. Overall, the average sales price we received per BOE decreased from $47.82 in the second quarter of 2018 to $44.72 in the second quarter of 2019.

Operating Expense: Operating expense for the three-month periods is shown below:

	Three months endedJune 30,
	2019	2018
Lifting costs	$578,305	$187,201
Production taxes	266,031	513,396
Transportation and other costs	510,130	6,124
Total	$1,354,466	$706,721

Total operating expense increased $0.6 million to $1.4 million for the three months ended June 30, 2019 as compared to $0.7 million for the three months ended June 30, 2018. Much of the increase was due to increased lifting costs related to our operated properties and increased transportation costs during the 2019 period.

Lease operating costs per BOE were $4.35 and $1.94 for the three months ended June 30, 2019 and 2018, respectively. As a percent of crude oil, natural gas and NGL sales revenue, routine LOE was 9.72% and 4.05% for the three months ended June 30, 2019 and 2018, respectively. Overall operating costs (crude oil and natural gas operating costs, including production taxes) per BOE was $10.18 for the three months ended June 30, 2019, compared to $7.31 for the three months ended June 30, 2018. The increase in lease operating and overall costs between comparable periods is primarily attributable to the costs of our operated properties, including lifting costs and transportation costs. Increased lifting costs relate primarily to increased charges for pumping services and transportation costs relate to increased third party gathering fees.

Depletion, depreciation and amortization expense: Depletion, depreciation, and amortization increased $0.4 million to $1.6 million for the three months ended June 30, 2019. The increase in expense was the result of increased production volumes related primarily to operated horizontal wells that commenced production during the latter half of 2018.

Interest expense: During the three months ended June 30, 2019, we recognized interest expense of $0.3 million compared to $1.7 million in the three months ended June 30, 2018. Interest expense recognized during the 2019 period was comprised of interest expense on our convertible notes payable. Interest expense in the 2018 period was related to accretion of debt discounts and debt issuance costs on our Secured Credit Facility and convertible notes payable.

Change in fair value – derivative liabilities: During the three months ended June 30, 2019, we recognized other income of $0.1 million related to the change in fair value of the derivative liabilities embedded in the Secured Credit Facility. During the comparable period in 2018, we recognized other expense of $0.1 million for the same reason.

General and administrative expenses: We recognized general and administrative expenses of $1.2 million during the three months ended June 30, 2019 compared to $0.9 million in the three months ended June 30, 2018, an increase of $0.3 million. Increases in general and administrative expense for the 2019 result from increased insurance charges, accounting and audit fees and investor relations expense which includes costs related to the Company’s engaging a broker to explore a potential disposition of assets. Furthermore, expenses during 2018 were reduced by $0.6 million in overhead cost recovery charges.

Results of Operations for the six months ended June 30, 2019 compared to June 30, 2018

The following table summarizes our operating results and averages for the six months ended June 30, 2019 and 2018:

	For the Six months ended
	June 30,
	2019	2018
Revenue
Crude Oil	$9,728,216	$5,467,848
Natural Gas	822,696	792,389
NGLs	368,705	434,231
Total revenue	$10,919,617	$6,694,468
Total operating expense(1)	$2,730,321	$1,243,835
Net (loss)	$(4,080,200)	$(1,597,819)
Depletion, depreciation and amortization expense(2)	$2,730,082	$1,900,175
Sales volume(3)(4)
Crude Oil (Bbls)	184,129	87,570
Natural Gas (Mcfs)	312,752	279,186
NGLs (Bbls)	24,052	23,824
BOE	260,306	157,925
Average sales price(5)
Crude Oil (per Bbl)	$52.83	$62.44
Natural Gas (per Mcf)	$2.63	$2.84
NGLs (per Bbl)	$15.33	$18.23
BOE	$41.95	$42.39
Average per BOE
Operating expense	$10.49	$7.88
Depletion, depreciation and amortization expense	$10.49	$12.03

(1)
Overall lifting costs (includes oil and gas production costs, production taxes, gathering and marketing).
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

Overview: For the six months ended June 30, 2019, we realized a net loss of $4.1 million or $0.15 per share, compared to a net loss of $1.6 million or $0.06 per share for the six months ended June 30, 2018. Our production averaged 1,438 BOE/D during the first six months of 2019 compared to 873 BOE/D in the first six months of 2018 an increase of 65%. Despite the increase in production, our net loss in the 2019 period widened due to significantly higher accretion and amortization charges on our secured credit facility and losses incurred in connection with the disposition of assets.

Revenues: Crude oil, natural gas and NGL sales revenue was $10.9 million for the six months ended June 30, 2019 compared to $6.7 million for the six months ended June 30, 2018. Revenue increases in the 2019 period compared to 2018 resulted from increased sales volumes and a more liquids-weighted sales mix, somewhat offset by slight decrease in oil prices, as described in “Volumes and Prices” below.

Volumes and Prices: Crude oil, natural gas and NGL sales volumes were 260,306 BOE for the six months ended June 30, 2019, up from 157,925 BOE for the 2018 period. The significant increase in production in the 2019 quarter is due to our operated Shook pad coming online in the third quarter of 2018 partially offset by the sale of our non-operated assets in February 2019. As described elsewhere herein, we sold our interests in our non-operated horizontal assets on February 27, 2019. Production from the wells we sold totaled 37,117 BOE from January 1, 2019 to February 26, 2019, and generated revenue of $1.1 million.

 The decrease in average sales price per BOE in the 2019 period relates to a change in the sales mix of volumes sold and realized prices; crude oil increased to 71% of our sales volume in 2019 as compared to 55% of our sales volume in 2018 while the average oil price decreased from $62.44 in 2018 to $52.83 per Bbl in 2019; Natural gas decreased to 20% of our sales volumes in 2019 as compared to 29% in 2018 and prices decreased to $2.63 per Mcf from $2.84 per Mcf; and NGL decreased to 9% of our sales volumes in 2019 from 15% in 2018 while prices decreased to $15.33 per Bbl from $18.23 per Bbl. Overall, the average sales price we received per BOE decreased from $42.39 in the 2018 period to $41.95 in the 2019 period.

Operating Expense: Operating expense for the six-month periods is shown below:

	Six months ended
	June 30,
	2019	2018
Lifting costs	$1,051,246	$493,396
Production taxes	679,545	738,199
Transportation and other costs	999,530	12,240
Total	$2,730,321	$1,243,835

Total operating expense increased $1.5 million to $2.7 million for the six months ended June 30, 2019 as compared to $1.2 million for the six months ended June 30, 2018. Much of the increase was due to increased lifting costs related to our operated properties and increased transportation costs during the 2019 period.

Lifting costs per BOE were $4.04 and $3.12 for the six months ended June 30, 2019 and 2018, respectively. As a percent of crude oil, natural gas and NGL sales revenue, lifting cost was 9.63% and 7.37% for the six months ended June 30, 2019 and 2018, respectively. Overall operating costs (crude oil and natural gas operating costs, including production taxes) per BOE was $10.49 for the six months ended June 30, 2019, compared to $7.88 for the six months ended June 30, 2018. The increase in lease operating and overall costs between comparable periods is primarily attributable to the costs of our operated properties. Increased lifting costs relate primarily to increased charges for pumping services and transportation costs relate to increased third party gathering fees.

Depletion, depreciation and amortization expense: Depletion, depreciation, and amortization increased $0.8 million to $2.7 million for the six months ended June 30, 2019 compared to 2018. The increase in expense was the result of increased production volumes related primarily to operated horizontal wells that commenced production during the latter half of 2018.

Interest expense: During the six months ended June 30, 2019, we recognized interest expense of $5.5 million compared to $3.5 million in the six months ended June 30, 2018. Interest expense recognized during the 2019 period was comprised of interest expense on our convertible notes and interest expense recorded at the default interest rate of approximately 22% plus the accelerated accretion of debt discounts and debt issuance costs on our Secured Credit Facility. It includes an acceleration of all the unamortized costs and discounts relating to the Secured Credit Facility, as the Senior Secured Lender has declared that the Facility in default and all outstanding amounts are due and payable. We determined that the contractual amortization period through February 2020 was no longer appropriate and we recorded an accelerated expense of $4.8 million during the period.

Change in fair value – derivative liability: During the six months ended June 30, 2019, we recognized other income of $0.2 million related to an increase in the fair value of the compound derivative liability embedded in the Secured Credit Facility. Accounting standards require us to re-measure the value of the derivative liability each reporting period, and any changes in fair value are included in Other income or Other expense. Changes in fair value can be material. During the comparable period in 2018, we recorded other expense of $21,000 related to the liabilities.

General and administrative expenses: We reported general and administrative expenses of $3.3 million during the six months ended June 30, 2019 compared to $1.5 million in the six months ended June 30, 2018. During the 2018 period, the reported expense was reduced by drilling overhead charges and drilling completion charges billed to our working interest partners of approximately $1.0 million. Consistent with industry practice and pursuant to the operating agreements with our partners, they are required to reimburse us for certain overhead expenses incurred in connection with the drilling, completion and producing activities of wells in which we share working interests.

The increase of $1.8 million, or 50%, from 2018 to 2019 is not indicative of future trends. Total general and administrative expenses incurred during the six months ended June 30, 2018 was $2.5 million exclusive of overhead reimbursement charges as discussed above, indicating an increase of $0.7 million from amounts incurred during the six months ended June 30, 2019 as compared to the 2018 period.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our liquidity continued to suffer during the second quarter of 2019. Our working capital deficit decreased slightly from March 31, 2019, from $36.3 million at that date to $33.2 million at June 30, 2019, however the deficit is basically unchanged from December 31, 2018. Current assets and current liabilities decreased by almost an equal amount from December 31, 2018 to June 30, 2019 reflecting the sale of our interest in certain non-operated assets that were classified as current assets and the proceeds that were used to pay down current liabilities. We had a cash balance of $3.8 million on June 30, 2019, of which $3.6 million is expected to be used to pay production taxes and accrued ad valorem taxes. We continue to seek outside financing, an asset sale or other strategic alternatives.

Our liquidity need became more acute during the second quarter of 2019 with the filing of a foreclosure action against all of our assets by the secured lender and the filing of several civil lawsuits to foreclose oil and gas liens filed by vendors on our Shook wells. The foreclosure sale on our assets by the secured lender is currently scheduled for August 27, 2019. If we are unable to negotiate an extension of that sale of if the date of that sale is not postponed by the court in connection with the lien foreclosures, we may lose all of our assets or be forced to file for bankruptcy protection. The sum of the liabilities subject to this foreclosure and the lien foreclosure action is $20.5 million.

In order to address our liquidity needs, we are exploring the sale of additional assets to satisfy our creditors. However as of this filing of this report the sale of the assets is not assured.

Cash Flows

Operating Activities

Operating activities provided net cash of $4.8 million during the six months ended June 30, 2019. This was an improvement of $6.3 million compared to the six months ended June 30, 2018, when our operating activities used $1.5 million of cash. Although our net loss for the 2019 period increased relative to the 2018 period, a majority of the increased loss represented material non-cash items, including DD&A, accretion of debt discounts and losses recorded in connection with the sale of non-operated properties. Changes in operating assets and liabilities, such as accounts receivable and accounts payable, accounted for the remainder of the difference.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 was $3.6 million compared to $8.9 million during the six months ended June 30, 2018, representing a decrease of cash used of $5.3 million. Cash expenditures during both period represent the payment of costs incurred to complete the development of our Shook assets. Our development efforts were significantly curtailed in 2019 due to liquidity constraints.

Financing Activities

There were no cash flows from financing activity during the six months ended June 30, 2019. During the six months ended June 30, 2018, we closed on the Secured Credit Facility which provided net cash proceeds of $11.2 million and provided the resources to repay $6.5 million in principal and $1.1 million in accrued interest from other financings.

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

The important factors that could affect the accuracy of forward-looking statements and prevent us from achieving our stated goals and objectives include, but are not limited to those set forth in the "RISK FACTORS" section in our report on Form 10-K and the following:

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

●
Variation between planned and actual capital expenditures; and

●
The outcome of pending litigation and a foreclosure sale and our efforts to restructure, including a possible asset sale.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2019, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings –

Foreclosure of Oil and Gas Liens

On May 7, 2019, CTAP, LLC, a Colorado limited liability company (“CTAP”), filed a civil action in the District Court of Adams County, Colorado against us seeking a declaratory judgment, foreclosure of a materialman’s lien and damages in connection with material delivered to us at our Shook pad and associated oil and gas wells. CTAP seeks a judgement against us in an unspecified amount for the breach of contract, quantum meruit and foreclosure lien, in addition to a declaratory judgement that the lien is valid. The lien filed against our interest in the Shook wells related to the leasehold and other property interests claims the amount due of $325,568.

The lawsuit filed by CTAP has been consolidated with similar suits filed by 1888 Industrial Services, LLC and Liberty Oilfield Services, LLC in one action in the District Court of Adams County (see related disclosure in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, filed with the SEC on May 15, 2019). We have filed answers to the complaints filed by each of these parties denying material allegations of the complaints. No additional material developments have occurred in these actions since the filing of our last Quarterly Report. We intend to defend these actions to the best of our ability, although we have accrued the entire amount claimed by each vendor in our Condensed Consolidated Balances Sheets at June 30, 2019 and December 31, 2018.

Public Trustee’s Foreclosure

As disclosed in our Quarterly Report for the quarterly period ended March 31, 2019, Providence Wattenberg, LP, as administrative agent for the lenders under that certain Secured Credit Agreement dated February 1, 2018 (“Credit Agreement”), commenced a Public Trustee’s foreclosure under the Deed of Trust Securing our obligations under the Credit Agreement. On July 16, 2019, the District Court in Adams County issued its order approving the Public Trustee’s sale in accordance with the applicable procedural rules. The sale is currently scheduled for August 27, 2019. At the time of the sale, the Public Trustee will entertain bids for all the property subject to the Deed of Trust, which is substantially all the property in which we presently have an interest. We are currently evaluating our options in an effort to halt the sale and satisfy our obligations under the Credit Agreement and the Deed of Trust.

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

PetroShare Corp.

Date: August 14, 2019	By:	/s/ STEPHEN J. FOLEY
Stephen J. Foley, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ PAUL D. MANISCALCO
Paul D. Maniscalco, Chief Financial Officer (Principal Financial and Accounting Officer)